Form 10QSB
period 2004-09-30
China Mineral Acquisition CORP
filed 2004-11-18
CIK 1288633

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

         FOR THE TRANSITION PERIOD                     TO

                        COMMISSION FILE NUMBER 000-50833

                             ----------------------

                      CHINA MINERAL ACQUISITION CORPORATION
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       20-0938259
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                               C/O FU AND TONG LLC
                                 245 PARK AVENUE
                               NEW YORK, NY 10167
                    (Address of principal executive offices)

                                 (212) 672-1909
                (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                                  Yes [X] No [ ]

         There were 5,000,000 shares of the Company's common stock, par value
$.0001 per share, outstanding as of November 18, 2004.

         Transitional Small Business Disclosure Format (Check one):  Yes |_| No  |X|

                                       i

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements and Notes Thereto

                      CHINA MINERAL ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            BALANCE SHEET (UNAUDITED)

                                                                  SEPTEMBER 30,
                                                                       2004
                                                                  -------------
ASSETS

CURRENT ASSETS
     Cash                                                          $   940,363
     Investments held in trust                                      20,413,238
     Prepaid expenses                                                   10,083
                                                                   -----------
   Total assets                                                    $21,363,684
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                              $    25,583
     Deferred interest                                                   2,646
     Notes payable, stockholders                                        35,000
                                                                   -----------
   Total liabilities                                                    63,229
                                                                   -----------
   Common Stock, subject to possible redemption, 799,600 shares
   at redemption value                                               4,077,960
                                                                   -----------

COMMITMENT

STOCKHOLDERS' EQUITY
   Preferred stock, $0.0001 par value
   Authorized: 1,000,000 shares, none issued                                 -

   Common stock, $0.0001 par value
   Authorized: 20,000,000 shares
      Issued and outstanding: 5,000,000 shares (which includes
      799,600 shares subject to possible redemption)                       500
      Additional paid-in capital                                    17,220,535
      Earnings accumulated during the development stage                  1,460
                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                                          17,222,495
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $21,363,684
                                                                   ===========

          See accompanying notes to the unaudited financial statements.

                      CHINA MINERAL ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                  FOR THE PERIOD
                                                                                  FROM MARCH 30,
                                                           THREE MONTH PERIOD    2004 (INCEPTION)
                                                          ENDED SEPTEMBER 30,    TO SEPTEMBER 30,
                                                                  2004                2004
                                                          --------------------   ----------------

Formation and operating costs                               $   7,302                $   7,863
                                                            ----------               ----------
Operating loss                                                 (7,302)                  (7,863)
Interest expense                                                 (350)                    (619)
Interest income                                                 10,592                   10,592
                                                            ----------               ----------
Income before provision for income taxes                         2,940                    2,110
Provision for income taxes                                         650                      650
                                                            ----------               ----------
Net income for the period                                   $    2,290               $    1,460
                                                            ==========               ==========
Weighted average shares outstanding - basic and diluted      2,391,304                1,691,892
                                                            ==========               ==========
Net income per share - basic and diluted                          $.00                     $.00
                                                            ==========               ==========

          See accompanying notes to the unaudited financial statements.

                      CHINA MINERAL ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
      FOR THE PERIOD FROM MARCH 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

                                                                                                EARNINGS
                                                                                              ACCUMULATED
                                                                                               DURING THE
                                                                               ADDITION        DEVELOPMENT     STOCKHOLDERS'
                                                  COMMON STOCK              PAID-IN CAPITAL       STAGE            EQUITY
                                         -----------------------------     -----------------  -------------   ---------------
                                                  SHARES AMOUNT
                                         -----------------------------

Balance March 30, 2004 (inception)                   -         $     -       $          -       $      -       $          -
                                                                                        -

Common shares issued April 22, 2004            750,000              75             24,900              -             24,975
at $.0333 per share

Common shares issued April 22, 2004            250,000              25                  -              -                 25
at $.0001 per share

Sale of 4,000,000 shares, net of
underwriters' discount and offering
expenses (includes 799,600 shares
subject to possible redemption)              4,000,000             400         21,273,495              -         21,273,895

Proceeds subject to possible                         -               -        (4,077,960)              -         (4,077,960)
redemption

Proceeds from issuance of option                     -               -                100              -                100

Net income                                           -               -                  -          1,460               1460
                                            -----------        ---------      ------------       --------       ------------
Balance at September 30, 2004                5,000,000         $   500        $17,220,535        $ 1,460        $17,222,495
                                            ===========        =========      ============       ========       ============

          See accompanying notes to the unaudited financial statements.

                      CHINA MINERAL ACQUISITION CORPORATION
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                MARCH 30, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                           $1,460
    Increase in prepaid expenses                                        (10,083)
    Increase in accrued expenses                                          7,574
    Increase in deferred interest                                         2,646
    Accrued interest on treasury bill                                    (9,318)
                                                                    ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (7,721)
                                                                    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of treasury bill                                       (20,399,494)
    Cash held in trust fund                                              (4,426)
                                                                    ------------
NET CASH USED IN INVESTING ACTIVITIES                               (20,403,920)
                                                                    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable, stockholder                              35,000
    Proceeds from sales of common stock                                  25,000
    Gross proceeds of public offering                                24,000,000
    Payment of costs of public offering                              (2,708,096)
    Proceeds from issuance of option                                        100
                                                                    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            21,352,004
                                                                    ------------
INCREASE IN CASH AND CASH AT END OF PERIOD                             $940,363
                                                                    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Accrual of offering costs                                           $18,009
                                                                    ============

    See accompanying notes to the unaudited financial statements.

                      CHINA MINERAL ACQUISITION CORPORATION
                      (A CORPORATION IN DEVELOPMENT STAGE)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The financial statements at September 30, 2004, for the three months ended September 30, 2004 and for the period from March 30, 2004 (inception) to
September 30, 2004 are unaudited. In the opinion of management, all adjustments
(consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Mineral Acquisition Corporation (the
"Company") as of September 30, 2004 and the results of its operations for the three months ended September 30, 2004 and for the period from March 30, 2004
(inception) to September 30, 2004 and its cash flows for the period from March
30, 2004 (inception) to September 30, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

         The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.
Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

2.       ORGANIZATION AND BUSINESS OPERATIONS

         The Company was incorporated on March 30, 2004 as a blank check company whose objective is to acquire a company with its primary operations in the
People's Republic of China that is engaged in the mining of minerals.

         The registration statement for the Company's initial public offering
(the "Offering") was declared effective August 24, 2004. The Company consummated the Offering on August 30, 2004 and received net proceeds of approximately
$21,274,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals (a "Business Combination"). An amount of $20,400,000 of the net proceeds of the Offering was placed in an interest-bearing trust account
(the "Trust Fund") until the earlier of (i) the consummation of its first
Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less.
Substantially all of this amount has been invested in a Treasury Bill. The
Treasury Bill has been accounted for as a trading security, and is recorded at its market value. The investments held in trust, including money market funds of approximately $4,000, amounted to approximately $20,413,000 at September 30,
2004. Interest income and the excess of market value over cost, exclusive of the deferred interest described below, are included in interest income in the accompanying Statement of Operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

         The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the
Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the

Offering, which are comprised of all of the officers and directors of the
Company (the "Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of Common Stock in accordance with the vote of the majority in interest of all other stockholders of the Company (the "Public Stockholders")
with respect to the Business Combination. After consummation of the Business
Combination, all of these voting safeguards will no longer be applicable.

         With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to
19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such
Public Stockholders are entitled to receive their per share interest in the
Trust Fund computed without regard to the shares held by Initial Stockholders.
Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as Common Stock subject to possible conversion in the accompanying balance sheet and 19.99% of the related interest earned on the investments held in trust has been recorded as deferred interest.

         The Company's Amended and Restated Certificate of Incorporation
provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within
18 months (or 24 months if certain extension criteria are satisfied) from the date of the consummation of the Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (as defined in Note 3).

3.       INITIAL PUBLIC OFFERING

         On August 30, 2004, the Company sold 4,000,000 units ("Units") in the
Offering. Each Unit consists of one share of the Company's common stock, par value $.0001 per share (the "Common Stock"), and two Redeemable Common Stock
Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share commencing the later of the completion of a Business Combination or August
24, 2005. The Warrants expire on August 24, 2009. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the
Warrants become exercisable, only in the event that the last sale price of the
Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for
$100, an option to the representative of the underwriters to purchase a total of
300,000 Units at a price of $7.50 per Unit. The Units issuable to the representative of the underwriters upon this exercise are identical in terms to the Units sold in the Offering except that the warrants included in those options are exercisable at $6.65 per share.

4.       COMMON STOCK AND PREFERRED STOCK

         As of September 30, 2004, 8,900,000 shares of Common Stock were reserved for issuance upon exercise of redeemable warrants and underwriters'
unit purchase option. Since the related average market price of the Common Stock is less than the exercise price of the options and warrants, the underlying shares are not included in diluted weighted average shares outstanding.

         The Company is authorized to issue 20,000,000 shares of Common Stock and 1,000,000 shares of preferred stock, par value $.0001 ("Preferred Stock"), with such designations, voting and other rights and preferences as may be determined by the Company's Board of Directors. As of September 30, 2004, no
shares of Preferred Stock are outstanding.

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with our
Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and the other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

         Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

BUSINESS OVERVIEW

         We were formed on March 30, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

RESULTS OF OPERATIONS FOR THE PERIOD FROM MARCH 30, 2004 (INCEPTION) TO
SEPTEMBER 30, 2004

         Net income of $1,460 for the period from March 30, 2004 (inception) to
September 30, 2004 represented of interest income on our investment held in trust of $10,592, which was offset by formation and operating costs of $7,863, as well as interest expense on the notes payable to our stockholders and accrued taxes expected to be due on our income.

LIQUIDITY AND CAPITAL RESOURCES

         We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of
$1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2%
of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. The remaining proceeds are available to be used by us to

provide  for  business,  legal  and  accounting  due  diligence  on  prospective acquisitions and continuing general and administrative expenses.

         We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

         Prior to the consummation of our initial public offering, on April 22,
2004, Dr. Simon Mu, our Chief Executive Officer, President and a Director, Dr.
Bing Zhao, our Chief Financial Officer, Secretary and a Director, and Daniel
Kunz, our Chairman of the Board, advanced $11,668, $11,666 and $11,666, respectively, aggregating $35,000, as payment on our behalf of certain expenses incurred in connection with our initial public offering. These unsecured loans bore interest at the rate of 4% per annum and were repaid in full on October 9,
2004.

         We believe that we have sufficient available funds outside of the trust fund to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $175,000 of expenses for legal and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $175,000 of expenses for accounting expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $150,000 of expenses for the due diligence and investigation of a target business, $70,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $12,000 for the administrative fee payable to Fu
& Tong LLC ($500 per month over two years) and $468,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums.

         We do not believe we will need to raise additional funds during the next 24 months in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

ITEM 2.  CONTROLS AND PROCEDURES.

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the
SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial
Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,
of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and
Chief Financial Officer by others within our company during the period in which this report was being prepared.

         There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not currently a party to any pending material legal proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 30, 2004, we consummated our initial public offering of
4,000,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was Broadband
Capital Management LLC. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No.
333-115999). The Securities and Exchange Commission declared the registration statement effective on August 24, 2004.

         We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 has been or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters'
non-accountable expense allowance of 2% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through
September 30, 2004, we had used approximately $7,700 of the net proceeds available to us from our initial public offering in our operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.

               EXHIBITS

               31.1  Certification of the Principal Executive Officer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification of the Principal Financial Officer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1  Certification of the Principal Executive Officer
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2  Certification of the Principal Financial Officer
                     pursuant to Section 906 of the Sarbanes-Oxley Act.

                                       10

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHINA MINERAL ACQUISITION CORPORATION
                                         (Registrant)

Date:  November 18, 2004                 By: /s/ Simon Mu
                                            ------------------------------------
                                         Name:  Simon Mu
                                         Title:  Chief Executive Officer and
                                                 President
                                                 (Principal Executive Officer)

Date:  November 18, 2004                 By:  /s/ Bing Zhao
                                            ------------------------------------
                                         Name: Bing Zhao
                                         Title:  Chief Financial Officer and
                                                 Secretary
                                                 (Principal Financial Officer)

                                       12