Form 10KSB
period 2004-12-31
China Mineral Acquisition CORP
filed 2005-04-15
CIK 1288633

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __
                          Commission File No. 000-50833

                      CHINA MINERAL ACQUISITION CORPORATION
                 (Name of Small Business Issuer in its Charter)

                Delaware                               20-0938259
        (State of Incorporation)                    (I.R.S. Employer
        (Small Business Issuer)                    Identification No.)

          210 East 85th Street
                Suite 16
              New York, NY                                10028
(Address of principal executive offices                 (Zip Code)

         Issuer's telephone number, Including Area Code: (212) 672-1909

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

   Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants to purchase shares of Common Stock, par value $.0001 per share

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

As of March 15, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $20,760,000.

As of March 15, 2005, there were 5,000,000 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

Documents incorporated by reference: None.

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

PART I......................................................................1

      Item 1.     Description of Business...................................1

      Item 2.     Description of Property..................................19

      Item 3.     Legal Proceedings........................................19

      Item 4.     Submission of Matters to a Vote of Security Holders......19

PART II....................................................................20

      Item 5.     Market for Common  Equity  and  Related  Stockholder
                  Matters..................................................20

      Item 6.     Management's  Discussion  and  Analysis  or  Plan of
                  Operation................................................21

      Item 7.     Financial Statements.....................................22

      Item 8.     Changes In and  Disagreements  with  Accountants  on
                  Accounting and Financial Disclosure......................22

      Item 8A.    Controls and Procedures..................................23

      Item 8B.    Other Information........................................23

PART III...................................................................23

      Item 9.     Directors,   Executive   Officers,   Promoters   and
                  Control  Persons;  Compliance  with Section 16(A) of
                  the Exchange Act.........................................23

      Item 10.    Executive Compensation...................................26

      Item 11.    Security  Ownership  of  Certain  Beneficial  Owners
                  and Management...........................................26

      Item 12.    Certain Relationships and Related Transactions...........28

      Item 13.    Exhibits.................................................30

      Item 14.    Principal Accountant Fees and Services...................31

INDEX TO FINANCIAL STATEMENTS.............................................F-1

                                     PART I

Item 1.    Description of Business

      China Mineral Acquisition Corporation is a blank check company organized on March 30, 2004 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China ("PRC"). On August 30, 2004, we consummated our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants. Each warrant will entitle the holder to purchase from us one share of our common stock at an exercise price of $5.00 per share. The units sold in our initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into a trust fund and the remaining proceeds of $874,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. From March 30, 2004 (the date of our inception) through December 31, 2004, we have used approximately $22,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was approximately $20,514,000 held in the trust fund.

      Although our efforts in identifying a prospective target business will not be limited to a particular industry, we have initially focused our search on target businesses in the PRC that are engaged in the minerals industry. Opportunities for market expansion have emerged for businesses with operations in the PRC in these and other industries due to various changes in the PRC's political, economic and social policies as well as other fundamental changes affecting the PRC and its neighboring countries.

      We believe that the PRC represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

      o prolonged economic expansion within the PRC, including gross domestic product growth of approximately 9% on average over the last 25 years, with, according to China's National Bureau of Statistics, growth of 9.5% in 2004;

      o     attractive valuations for target businesses within the PRC;

      o increased government focus within the PRC on privatizing assets, improving foreign trade and encouraging business and economic activity;

      o     access to a highly trained and educated workforce;

      o     favorable   labor  rates  and  efficient,   low-cost   manufacturing
            capabilities;

      o the lack of development and activity of the public equity markets in the PRC; and

      o the recent entry of the PRC into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States.

Proposed Industry

      We have initially focused our search on proposed target businesses in the PRC that are engaged in the minerals industry. We believe mineral resources are one of the most important components of the PRC economy. However, we may expand our search for proposed target businesses that are outside of the minerals industry. Any target industry outside of the minerals industry will be subject to certain of the risks described in this annual report on Form 10-KSB as well as other risks, including government regulations for a particular industry, that we have not described in detail herein. For more information, see the risk factor entitled "Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations."

      According to the government of the PRC, which released "China's Policy on Mineral Resources--White Papers of Government," over 80 percent of industrial and processed raw materials and over 92 percent of primary energy in the PRC are derived from its mineral resources. There are over 170 different varieties of minerals that have been discovered in the PRC, approximately 158 of which have proven reserves. There are, among others, approximately ten energy-related minerals, including oil, natural gas, coal and uranium; approximately 54 metallic minerals, including iron, manganese, copper, aluminum, lead and zinc; and approximately 91 non-metallic minerals, including graphite, phosphorous, sulfur and sylvite. According to the Invest in China website organized by the Foreign Investment Administration at the PRC government's Ministry of Commerce, by 2001, there were approximately 153,000 mining companies operating over 18,000 mines in the PRC. In 2003, total output of mining products in the PRC reached approximately US$200 billion.

      International trade plays a vital role in the PRC mineral resource industry. The PRC is one of the largest producers and consumers of minerals in the world and plays an important role in the global mineral market. As set forth in China's Policy on Mineral Resources--White Papers of Government, the PRC has large reserves of major minerals, such as coal, aluminum, lead, zinc, phosphor and sulfur and ten other types of non-ferrous metals. There is a shortage in the PRC of high quality iron, manganese, aluminum, copper, phosphorous and other ores which are necessary to meet the PRC's demand for smelting and other industrial uses. There are also acute shortages of diamonds, platinum, chromite and sylvite in the PRC. The PRC relies heavily on international trade to meet its demand for these minerals. As stated in the White Papers of Government, the PRC's total volume of imports and exports of mineral products reached over US$111 billion in 2002, accounting for approximately 18% of the PRC's total volume of imports and exports.

      Fast economic growth further accelerates demand for natural resources in the PRC. The PRC is at a stage of rapid industrialization. Similar to the experience of other industrialized countries, the rapid growth of the manufacturing sector in the PRC has resulted in increased consumption of minerals and natural resources. However, due to the limited quantity of certain natural resources in the PRC, the amount of initial investment required to develop and construct a facility to extract such natural resources, and the construction period associated with constructing such a facility, we believe that the natural resource industry's output will, in the near term, be insufficient to meet the demands of the PRC's manufacturing sector. According to the National Bureau of Statistics of China, the PRC's gross domestic product grew approximately 9.5% in 2004. In a paper entitled the "Statistical Communique on the 2003 National Economic and Social Development," published by the National Bureau of Statistics of China on February 26, 2004, the manufacturing sector in the PRC grew approximately 12.5% from 2002 to 2003, while the mining sector grew only approximately 2.5% over the same period. As a result, in 2003, the price of raw materials, energy and power in the PRC increased approximately 4.8% over the previous year while the consumer price index in the PRC increased only 1.2% over the same period of time. We believe the imbalance between the supply of mineral resources available in the PRC and the demands of the PRC's manufacturing sector will become greater as the PRC's economy continues to grow.

      The Chinese minerals industry was one of the last industries opened to foreign investors. Since mineral resources played and continue to play a crucial role in the PRC's economy, the government has made large investments to develop this industry and as a result, state-owned enterprises dominate the industry. According to the Invest in China website organized by the Foreign Investment Administration of the PRC government's Ministry of Commerce, though there are only about 8,000 state-owned enterprises among approximately 153,000 mining companies, the state-owned sector accounts for approximately 60% of total production of PRC mineral products. There are approximately 140,000 non state-owned enterprises which are primarily comprised of small and middle sized companies, according to the White Papers of Government. The PRC mineral sector was not open to foreign investors until 2000 when the PRC became a member of into the World Trade Organization. As a result of foreign industry's being restricted from entering the PRC mineral resource sector until 2000, state-owned enterprises developed a competitive advantage over foreign private industry operating in the PRC.

      Foreign investment in the PRC mineral industry is beginning to change the landscape of the PRC mineral industry. According to the Invest in China website organized by the Foreign Investment Administration of the PRC government's Ministry of Commerce in 2002 alone, there were about 164 foreign direct investments in the PRC mineral industry amounting to approximately US$381 million. The PRC government has continued to open its mineral industry and further accelerate privatization of the state-owned enterprises in order to increase its domestic capability to supply mineral resources. The PRC government has adopted policies, such as the "Opinions on Further Encouraging Foreign Investment at Present" in August 1999, the revised "Directory of Industries for Foreign Investment" in March 2002, and the revised "Catalogue of Dominant Industries for Foreign Investment in the Central and Western Regions" in July 2004 to encourage foreign capital investments and importation of technology, to exploit the PRC's mineral resources, to make use of foreign markets and foreign mineral resources and to assist Chinese mining enterprises and mineral products in entering the international markets.

      The PRC issued the "Opinions on Further Encouraging Foreign Businesses to Make Investment in Exploring and Exploiting Mineral Resources Other Than Oil and Gas" in September 2000, which further opened the prospecting and mining industries to allow foreign investors to start prospecting ventures in the PRC, either exclusively or in cooperation with Chinese partners. These October 2000 opinions guaranteed foreign investors' legal rights to exploit mineral resources of economic value in established zones. According to provisions of these October 2000 opinions, foreign businesses which make exclusive investments, establish joint ventures or cooperate with Chinese enterprises in exploiting mineral resources, other than oil and gas, which fall under the "encouraged" category, are exempted from mineral resources compensation fees for five years. We anticipate that these recently-adopted policies of the Chinese government, along with others, will substantially change the ownership structure of the PRC mineral industry in the near future.

Government regulations of our proposed industry

      In general, there are three sets of laws governing foreign ownership of businesses in the PRC: the "Sino-foreign Equity Joint-Venture Law," the "Sino-foreign Cooperative Law" and the "Wholly Foreign-owned Enterprise Law." These laws, along with the PRC's "Company Law" and "Contract Law," formulate the general framework for owning and operating a business in the PRC. The foreign joint-venture laws have been in place for over 20 years and are relatively well developed and predictable. In 2003 alone, the PRC received approximately US$53 billion in foreign direct investments.

      In the natural resources sector, the PRC has enacted a series of laws and regulations over the past 20 years. The "China Mineral Resources Law" declares state ownership of all mineral resources in the PRC. However, mineral exploration rights can be purchased, sold and transferred by the PRC to foreign owned companies. Under the law, the central government has issued detailed rules and regulations including the "regulation on mineral resource survey and registration" and the "regulation on mineral resource exploration." The government also publishes the "Guidance on Foreign Direct Investment" and the "Guiding Catalogue of Foreign Investment Projects", which classify into four categories the industries and specific types of minerals in the PRC and their availability to foreign direct investments, which categories are either:
"encouraged," "permitted," "restricted" or "prohibited." For example, minerals with radiation, such as uranium, are prohibited from survey exploration by any non-state entity, including foreign owned companies. Minerals such as gold, silver and tungsten, are "restricted" from foreign ownership, while foreign investments in minerals such as ore, copper, tin, lead and aluminum are "encouraged." Subject to the type of mineral resources to be explored, foreign companies exploring mineral resources may be required to take a specific corporate form in order to comply with PRC laws and regulations (such as a joint venture or cooperative joint venture with a PRC national or to be majority owned by a PRC national). In recent years, the PRC government has encouraged foreign direct investment into the west inland of China (where most of the unexplored mineral resources are located) and has permitted foreign investors to own all or a majority of the companies exploring mineral resources that would otherwise be in the "restricted" category.

      To implement government policy in natural resource-related industries, the PRC issued several types of permits and certificates to related businesses such as: "Permit for mineral survey," "Permit for mineral exploration" and "Permit for land use." Holders of the permits are required to pay a one-time fee for such permit. The fees are determined in one of several ways - by a professional evaluator licensed with the government, through public auction or through bidding. The right that the permits represent may be exploited or they may be purchased, sold or otherwise transferred. The permits normally specify the location, area, type of mineral, scale of production and time period. Other than normal business licenses, the smelting and processing businesses usually do not require any special permits discussed above. Imports and exports of various mineral resources require quota licenses, which are issued by the PRC's Ministry of Business. The list of mineral resources subject to such quota licenses is published annually. It is anticipated that foreign ownership in the PRC mineral resources industry will be further accessible with the development of the PRC's economy and the integration of the PRC into the world economy.

      In the event we complete a business combination with a target business in another industry subject to a regulatory framework in the PRC, we will be subject to PRC laws and regulations, compliance with which may be time-consuming, costly, and subject us to various risks and restrictions on how we operate our business. Even if a target business is not in an industry currently subject to regulations in the PRC, such target business and industry could be impacted by new legislation in the PRC. We cannot predict the timing or the effect of future developments in the regulatory framework of any industry in the PRC at this time. If new laws or regulations forbid foreign investment in any of these industries, they could severely impair our ability to complete a business combination with a target business in those sectors.

Effecting a business combination

General

      Although substantially all of the net proceeds of our initial public offering are to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares in the United States, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not identified a target business

      To date, we have not selected a target business on which to concentrate our search for a business combination. Accordingly, there is no basis for our stockholders to evaluate the possible merits or risks of the target business with which we may enter into a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant .

Sources of target businesses

      Target business candidates have and will continue to be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors and their affiliates may also bring to our attention target business candidates. In January 2005, we entered into agreements with two unaffiliated parties to assist us with, among other things, identifying and selecting target business candidates. Each of these parties is entitled to a monthly retainer fee and may be entitled to a finder's fee or success fee if we successfully complete a business combination with a qualified company. See "- Recent Events." In no event, however, will we pay any of our existing officers, directors or other Initial Stockholders (as defined below) or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

      Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Although our efforts in identifying a prospective target business are not limited to a particular industry, we have initially focused our search on target businesses in the PRC that are engaged in the minerals industry. In evaluating a prospective target business, our management has and will continue to consider, among other factors, the following:

      o     financial condition and results of operation;

      o     resource reserves and sustainable growth;

      o experience and skill of management and availability of additional personnel;

      o     capital requirements;

      o     competitive position;

      o     stage of development of the products, processes or services;

      o degree of current or potential market acceptance of the products, processes or services;

      o     regulatory environment of the industry; and

      o     costs associated with effecting the business combination.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination have been and will continue to be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

      The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

      The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business does have sufficient fair market value.

Probable lack of business diversification

      While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may

      o subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination,

      o result in our dependency upon the continued market expansion of a single or limited number of natural resources, and

      o lead to substantial reduction of demand for the natural resources we acquire in case of substitute product or technology being developed in the future.

Limited ability to evaluate the target business' management

      Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business' management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

      Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

      Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

      In connection with the vote required for any business combination, all of our initial stockholders, which initial stockholders are comprised exclusively of our current officers and directors who purchased shares of our common stock prior to our initial public offering (the "Initial Stockholders"), have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. This voting arrangement shall not apply to shares included in units purchased in the open market by any of our Initial Stockholders, officers and directors. We will proceed with the business combination only if the public stockholders, who own at least a majority of the shares of common stock sold in our initial public offering vote in favor of the business combination and less than 20% of the shares held by these public stockholders are converted pursuant to the conversion rights described in the next paragraph.

Conversion rights

      At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his or her shares of common stock converted into cash if he or she votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust fund, the initial per-share conversion price would be $5.10, or $.90 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Any public stockholder who converts stock into her share of the trust fund still has the right to exercise the warrants that she received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, exercise their conversion rights.

Liquidation if no business combination

      If we do not complete a business combination within 18 months after August 30, 2004, the date on which we consummated our initial public offering, or within 24 months thereafter if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Following our dissolution, we would no longer exist as a corporation. Our Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust fund with respect to our warrants.

      If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $5.10, or $0.90 less than the per-unit offering price of $6.00. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. Each member of our board of directors has agreed pursuant to an agreement with us and Broadband Capital Management that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you that our directors would be able to satisfy those obligations.

      If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of the 18-month period after August 30, 2004, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24 month-period from August 30, 2004, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

      Our public stockholders shall be entitled to receive funds from the trust fund only in the event of our liquidation or if the public stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition


      In identifying, evaluating and selecting a target business with which to enter into a business combination, we have encountered competition from other entities having a business objective similar to ours. We anticipate that competition from other entities will continue as we seek to identify, evaluate and select other target businesses. Many of these entities with which we have competed and will compete are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited as compared to those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o     our   obligation  to  seek   stockholder   approval  of  a  business
            combination may delay the completion of a transaction;

      o     our  obligation  to convert into cash shares of common stock held by
            our  public   stockholders  in  certain  instances  may  reduce  the
            resources available to us for a business combination; and

      o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

      Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

      If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the PRC and elsewhere. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

      We have seen recent increases in commodity prices for minerals to cyclically high levels. Commodities such as coal, iron ore, copper, other base metals and precious metals have reached significantly higher prices worldwide over the last several calendar quarters. These price increases have increased the value of potential target businesses, which, due to our parameters, may limit the number of target businesses in the PRC with which we may complete a business combination.

Employees

      We have five directors, two of whom (Dr. Simon Mu and Dr. Bing Zhao) are also our executive officers and none of whom are full time employees. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote and are expected to continue to devote in any time period will vary based on the availability of suitable target businesses to investigate. Daniel Kunz, our Chairman of the Board, Dr. Simon Mu, our chief executive officer, president and a member of our board of directors, and Dr. Bing Zhao, our chief financial officer and a member of our board of directors, each devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Recent Events

      In January 2005, we entered into agreements with two unaffiliated parties to assist us with, among other things, identifying and selecting qualified target business candidates. These parties are entitled to monthly retainer fees of $15,000 and $10,000, respectively. One of these parties is entitled to a finder's fee of 1% of the value of the acquisition value of a qualified business combination in certain circumstances, as defined therein. The other party may be entitled to a success fee of 2% of the acquisition value of a qualified business combination. The finder's fee and the success fee, if any, will be payable by us on the closing date of the business combination and may be payable in cash and/or restricted shares of our company, at our option. The agreements expire the earlier of (i) six months and one year, respectively, or (ii) the completion of a business combination.

Risk Factors

      In addition to the other information in this annual report on Form 10-KSB, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

We are a development stage company with no operating history and accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

      We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire a company in the minerals industry having its primary operations in the PRC. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust fund and our warrants will expire worthless.

      If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of our initial public offering, our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

      Since the net proceeds of our initial public offering are to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a "blank check" company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and our units were offered at an initial price of $6.00 per unit, we were and are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.10 per share.

      Our funds in trust may not be protected from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. If we liquidate before the completion of a business combination, each of our directors will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that our directors will be able to satisfy those obligations.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

      Since we have not yet identified a prospective target business or entered into an agreement in principle or a definitive agreement with a target business with which we will seek to complete a business combination, our stockholders have no current basis to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. In addition, to the extent we complete a business combination with a company that is not engaged in the minerals industry, we may face other risks not described in this annual report on Form 10-KSB, including, but not limited to risks associated with government regulations, environmental regulations, insurance regulations and other risks not known to us at this time. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units, common stock or warrants will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

The PRC has and continues to enact regulations in our target business' proposed industry segments that prohibit or restrict foreign investment. Any changes to these regulations or the enactment of additional regulations could severely impair our ability to consummate a business combination.

      We have initially focused and continue to focus our search on businesses in the PRC that are engaged in the mining of minerals. The PRC has enacted a series of laws and regulations affecting the mining industry over the past 20 years. The "China Mineral Resources Law" declares state ownership of all mineral resources in the PRC. However, mineral exploration rights can be bought and traded by foreign owned PRC companies. Under the law, the central government has issued various rules and regulations and it also publishes the "Guidance on Foreign Direct Investment" and the "Guiding Catalogue of Foreign Investment Projects," which classify into four categories the industries and specific types of minerals in the PRC and their availability to foreign direct investment, which categories are either: "encouraged", "permitted", "restricted" or "prohibited." Subject to the type of mineral resource to be explored, companies exploring "restricted" mineral resources may be required to take a specific corporate form (such as a joint venture or cooperative joint venture) with a PRC national or to be majority owned by a PRC national, such PRC national being either a legal person (for example, a corporation or a partnership) or a natural person (an individual). If the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

      o     levying fines;

      o     revoking our business and other licenses;

      o     requiring that we restructure our ownership or operations; and

      o requiring that we discontinue any portion or all of our mineral resources related business.

We may expand our search for a proposed target business outside the minerals industry. The PRC may enact regulations to prohibit or restrict foreign investment in industries currently without a regulatory framework or it could impose additional regulations in industries for which a regulatory framework presently exists, which may severely impair our target business' operations.

      The PRC has enacted regulations for various industry segments to prohibit or restrict foreign investment. Many of the rules and regulations in the PRC that we may face may not be explicitly communicated and there may be uncertainties regarding proper interpretations of current and future laws and regulations in the PRC. In addition, the PRC may enact regulations to prohibit or restrict foreign investment in industries currently without a regulatory framework. All of these factors could severely impair our target business' operations. As noted in the risk factor above, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

      o     levying fines;

      o     revoking our business and other licenses;

      o     requiring that we restructure our ownership or operations; and

      o requiring that we discontinue any portion or all of our business subject to regulations.

Based on current PRC regulations for industry segments and similar future regulations in any other industries in which we may search for a target company, our capital structure and ownership requirements may significantly limit the number of potential target businesses. Any of these actions could have a material adverse impact on our business and financial condition.

If political relations between the U.S. and the PRC weaken, it could make a target business' operations or the mineral resources mined by such target business less attractive.

      The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their mineral resources to become less attractive. This could lead to a decline in our profitability. Any weakening of relations between the U.S. and the PRC could have a material adverse effect on our operations after a successful completion of a business combination.

Our operations after a successful business combination in the PRC may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of OECD member countries.

      The economy of the PRC has historically been a nationalistic, "planned economy," meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC's economy has been transitioning to a more market-oriented economy. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, an international group of member countries sharing a commitment to democratic government and market economy (OECD). For instance:

      o the level of state-owned enterprises in the PRC is greater than in most of the countries belonging to the OECD;

      o the level of capital reinvestment is lower in the PRC than in other countries that are members of the OECD; and

      o the PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies is generally free from restriction.

As a result of these differences, our operations after a successful business combination may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of the OECD member countries.

Because some of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them in the PRC.

      Three of our directors and one of our officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under United States Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the United States Federal securities laws.

Because the Chinese judiciary, which is relatively inexperienced in enforcing corporate and commercial law, will determine the scope and enforcement under Chinese law of almost all of our target business' material agreements, we may be unable to enforce our rights inside and outside of the PRC.

      Chinese law will govern almost all of our target business' material agreements, some of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

If the United States imposes trade sanctions on the PRC due to its current currency policies, our target business' ability to succeed in the international markets may be diminished.

      The PRC currently "pegs" its currency to the United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries' currencies. This policy is currently under review by policy-makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving Chinese exporters an unfair advantage and making U.S. exports to China expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, the United States Congress is considering the enactment of a bill that would require the United States treasury secretary to report to Congress whether the PRC is manipulating its currency to gain a trade advantage. If Congress deems this to be the case, tariffs would be imposed on Chinese imports in addition to those already in force. If an additional tariff is imposed, it is possible that China-based companies will no longer maintain the significant price advantages over foreign companies, including the United States, on their goods and services. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our target companies are likely to be adversely affected since the current competitive advantages that exist as a result of existing currency policies will cease.

If we are able to consummate a business combination with a target business in the minerals industry in the PRC, there may be risks associated with operating a mineral resource-related company which may affect our eventual operations.

      We may consummate a business combination with a company that focuses on mining a specific type or types of minerals. Our operations could be affected by mining conditions, which may include faults, seam deterioration in quality or thickness, pressure in mine openings, the presence of gas, water inflow from water-bearing strata and propensity for spontaneous combustion inside the mines, as well as operational risks associated with all industrial or engineering activity, such as mechanical breakdowns. Our operations may involve underground mining, which is also subject to certain risks such as methane outbursts and accidents caused by roof weakness and groundfalls. The foregoing conditions may result in an increase in our cost of production as a result of delays and additional operational expenses. Accordingly, there can be no assurance that the occurrence of such events or conditions would not have a material adverse effect on our results of operations.

      The mining industry in the PRC also has drawbacks that the mining industry does not have within the United States. For instance:

      o In China, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation insurance coverage is restricted or expensive. Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

      o The environmental laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the obligation to rehabilitate current and former facilities and locations where operations are or were conducted. Violation of such standards could result in a temporary or permanent restriction by the PRC of our mining operations.

We cannot assure you that a target business with which we ultimately complete a business combination with will be able to adequately address any of these or other limitations.

If we acquire a target business in the minerals industry, we will be subject to certain risks which are unique to this industry.

      The exploration for and production of minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Many exploration programs do not result in the discovery of any minerals, and any minerals discovered may not be of sufficient quantity or quality. Simply discovering promising mineralization may not warrant production because the minerals may be difficult or impossible to extract or mine on a profitable basis, if at all.

      Profitability of any extraction and mining we may conduct will involve a number of factors, including, but not limited to:

      o     the ability to obtain all required permits;

      o     costs of bringing the property into production;

      o     the construction of adequate production facilities;

      o     the availability and costs of financing;

      o     keeping ongoing costs of production at economic levels; and

      o market prices for the minerals to be mined staying above production costs.

Further, even if we are able to extract minerals on a profitable basis, it could take months or even years from the time we commence such extraction to the time we are able to sell such minerals. We cannot assure you that any target business we may acquire in the future will own properties that contain deposits of minerals that will be profitable to extract or mine.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

      In accordance with requirements of United States Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. GAAS, we will not be able to acquire that proposed target business. These financial statements may limit the pool of potential target businesses which we may acquire.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

      Following a business combination, we will be subject to the PRC's rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises ("FIEs") are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs."

Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account," including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.

      Under the PRC's current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we pay to our shareholders to pay corporate withholding taxes. The current rate imposed on corporate withholding taxes is 20%, or 10% for individuals and entities of those countries that entered into the Protocol of Avoidance of Double Taxation with the PRC.


We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 6,100,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Broadband Capital Management, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this annual report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock may:

      o     significantly reduce the equity interest of our stockholders;

      o likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

      o adversely affect the voting power or other rights of the holders of our common stock if we issue preferred stock with dividend, liquidation, conversion voting or other rights superior to the common stock; and

      o     adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:

      o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

      o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

      o our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

      o our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination, and we will have only limited ability to evaluate the management of the target business.

      Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors allocate their time to other businesses, which could cause a conflict of interest as to which business they present as a viable acquisition opportunity.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as other entities with which they are currently or may in the future be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Our Initial Stockholders, who are our directors and officers, own shares of our securities that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

      Our Initial Stockholders, who are our directors and officers, own stock in us, but have waived their right to receive distributions upon liquidation. Additionally, each of our Initial Stockholders purchased warrants in the open market following our initial public offering. The shares and warrants owned by our Initial Stockholders will be worthless if we do not consummate a business combination. The personal and financial interests of our Initial Stockholders may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our Initial Stockholders discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

If  our  common  stock   becomes   subject  to  the  SEC's  penny  stock  rules,
broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

      If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

      o must make a special written suitability determination for the purchaser;

      o receive the purchaser's written agreement to a transaction prior to sale;

      o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

      o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

      If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business.

      The net proceeds from our initial public offering provided us with only approximately $21,274,000 which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

      o     solely dependent upon the performance of a single business, or

      o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

      We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction; our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination; and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

      Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business or entered into an agreement in principle or a definitive agreement with a target business with which to complete a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our Initial Stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

      Our Initial Stockholders, who are our directors and officers, collectively own 20% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the consummation of a business combination. In addition, our Initial Stockholders and their affiliates and relatives are not prohibited from purchasing units, common stock or warrants in the aftermarket. If they do, we cannot assure you that our Initial Stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

      In connection with our initial public offering, as part of the units, we issued warrants to purchase 8,000,000 shares of our common stock. We also issued an option to purchase 300,000 units to the representative of the underwriters pursuant to which we issued warrants to purchase 600,000 shares of our common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If our Initial Stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

      Our Initial Stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Initial Stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

      Our securities trade in the over-the-counter market and are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

      If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

      o     restrictions on the nature of our investments; and

      o restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.

      In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;

      o     adoption of a specific form of corporate structure; and

      o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

If our directors are unable to examine interested transactions with a neutral, unbiased view, it could result in actions taken or expenses incurred on our behalf that may not be in our best interests.

      Each of our directors owns shares of our securities and, although no compensation will be paid by us to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because our directors may not be deemed
"independent" under the guidelines of the North American Securities Administrators Association, Inc., we may not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf have been and will continue to be in our best interests, we cannot assure you that this is or will actually be the case. If actions are taken, or expenses are incurred, that are actually not in our best interests, it could have a material adverse effect on our business and operations.

Efforts to comply with recently enacted changes in securities laws and regulations will require substantial financial and personnel resources and we still may fail to comply.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which will require the devotion of substantial financial and personnel resources, will need to be undertaken by us. Given that we have not commenced this formal process, that a company with which we may complete a business combination may not have commenced this formal process as it is not required to under the laws of the PRC, and that guidance from United States regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability, including our ability after we complete a business combination, to comply by applicable deadlines.

Item 2      Description of Property

      We maintain our executive offices at 210 East 85th Street, Suite 16, New York, New York 10028 pursuant to an agreement with Awaken Advisors Inc. We pay Awaken Advisors a monthly fee of $1,000 which is for general and administrative services, including office space, utilities and secretarial support and consulting services, including investor relations preparation of a secondary offering materials and acquisition assistance. We consider our current office space adequate for our current operations.

Item 3      Legal Proceedings

      We are not currently a party to any pending material legal proceeding.

Item 4      Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                    PART II

Item 5      Market for Common Equity and Related Stockholder Matters

Market Information

      Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols "CMAQU," "CMAQ" and "CMAQW," respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on August 30, 2004 and since such common stock and warrants commenced public trading on September 23, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                           OTC Bulletin Board
                          China Mineral      China Mineral      China Mineral
                           Common Stock         Warrants            Units
                          High      Low      High      Low      High      Low
2004 First Quarter*       -0-       -0-      -0-       -0-       -0-      -0-
2004 Second Quarter*      -0-       -0-      -0-       -0-       -0-      -0-
2004 Third Quarter        4.72     4.70      0.65     0.57      6.05      5.80
2004 Fourth Quarter       4.75     4.65      0.64     0.52      5.83      5.75

* No figures are included as our securities commenced trading on the OTC Bulletin Board on August 30, 2004.

Holders

      As of March 28, 2005, there was one holder of record of our units, six holders of record of our common stock and one holder of record of our warrants. We believe there is a substantial number of beneficial owners of our securities.

Dividends


      We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      In April 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

       Stockholders            Number of Shares
       ------------            ----------------
       Daniel Kunz                 250,000
       Simon Mu                    250,000
       Bing Zhao                   250,000
       Cui Guisheng                125,000
       Xiao Ma                     125,000

      We issued a total of 750,000 shares of our common stock to Dr. Simon Mu, Dr. Bing Zhao and Daniel Kunz at an aggregate purchase price of US $24,975 or $.0333 per share. We also issued a total of 250,000 shares of our common stock to Cui Guisheng and Xiao Ma at an aggregate purchase price of US $25, or $0.0001 per share. Such shares were issued in April 2004 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Initial Public Offering

      On August 30, 2004, we closed our initial public offering of 4,000,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. The managing underwriter in the offering was Broadband Capital Management LLC. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-115999). The Securities and Exchange Commission declared the registration statement effective on August 24, 2004.

      We paid a total of $1,800,000 in underwriting discounts and commissions and approximately $926,000 for other costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into a trust fund and the remaining proceeds of $874,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. From March 30, 2004 (the date of our inception) through December 31, 2004, we have used approximately $22,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was approximately $20,514,000 held in the trust fund.

Item 6      Management's Discussion and Analysis or Plan of Operation

      The following discussion should be read in conjunction with our financial statements and footnotes thereto contained elsewhere in this annual report.

Forward Looking Statements

      The statements discussed in this annual report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and the other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

Business Overview

      We were formed on March 30, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

Results of Operations for the Period from March 30, 2004 (Inception) to December 31, 2004

      We had net loss of $24,765 for the period ended December 31, 2004 as a result of operating expenses in connection with, among other things, our initial public offering and our filing reports under the Securities Exchange Act of 1934. For the year ended December 31, 2004, we incurred $15,191 of travel expenses, $24,547 for professional fees, $26,387 for other formation and operating costs, $48,980 of costs related to capital based taxes and interest expense of $619, offset by interest income on the Trust Fund investment of $90,959.

      We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 30, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $175,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $150,000 of expenses for the due diligence and investigation of a target business, $70,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, $22,500 for the administrative fees and other services of which $1,500 was paid to Fu & Tong LLC for administrative services, which agreement was terminated as of November 1, 2004, and $21,000 of which has been allocated to be paid to Awaken Advisors Inc. for administrative and other services, and $457,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $125,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds, other than those funds we raised in our initial public offering, in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Item 7      Financial Statements

      Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-KSB and incorporated herein by reference.

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A     Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officers have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our periodic filings under the Exchange Act.

      (b)   Changes in internal control over financial reporting.

      During the year ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

      While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

Item 8B     Other Information

      None.

                                   PART III.

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

      Our current directors and executive officers are as follows:

         Name             Age                     Position
         ----             ---                     --------
Daniel Kunz                52    Chairman of the Board of Directors

Dr. Simon Mu               47    Chief Executive Officer, President and Director

Dr. Bing Zhao              42    Chief Financial Officer, Secretary and Director

Cui Guisheng               58    Director

Xiao Ma                    39    Director

      Daniel Kunz has served as our Chairman of the Board of Directors since April 2004. Mr. Kunz has over 25 years of experience in international mining, construction, engineering and natural resource development. He has extensive management experience with public resource companies, including project and corporate finance, accounting, reporting, operations, and engineering. Since December 2003, Mr. Kunz has served as the Chief Executive Officer and a Director of U.S. Geothermal Inc., a company listed on the TSX Venture Exchange which is developing geothermal properties in Idaho. Since January 2004, Mr. Kunz has served as the President of Triumph Gold Corp., a company listed on the TSX Venture Exchange which explores for gold on properties it owns in Venezuela. From March 2003 to March 2004, he served as President and Director of Pacific Minerals, Ltd. (now known as Jinshan Gold Mines), a subsidiary company of Ivanhoe Mines listed on the TSX Venture Exchange, which is engaged in the exploration for copper, gold and platinum group metals in China. From November 2000 to March 2003, Mr. Kunz was President and a Director of Ivanhoe Mines, Ltd., a Toronto Stock Exchange and Nasdaq National Market listed company. From November 1997 to October 2000, Mr. Kunz served as Executive Vice President and Chief Operating Officer of Ivanhoe Mines, Ltd. From May 1990 to November 1995, Mr. Kunz served as President, Chief Executive Officer and a director of MK Gold Company, a Nasdaq OTC listed company, which owned and operated several gold mines in the western United States and provided contract-mining services to the industry. Mr. Kunz holds a B.Sc. in Engineering from the University of Montana Tech (Montana School of Mines) and an M.B.A. from Boise State University.

      Dr. Simon Mu has served as our Chief Executive Officer, President and a member of our board of directors since April 2004. Dr. Mu has over 15 years of experience in international financing and mergers and acquisitions in China. Dr. Mu is the Managing Director of Capital Bridge Investment Ltd., a Chinese company specializing in mergers, acquisitions and distressed debt financing in China, since August 2003. Dr. Mu is the founder and Chairman of General Components Inc., a broadband technology company, since September 1998. Since 1996, Dr. Mu has served as Chairman of the Board of Beijing Marrison World Business Information Systems Company, a computer systems integrator in China, in which Dr. Mu is also a majority shareholder. He was Vice-Chairman of Jinpan International Ltd., an AMEX listed company, between August 1997 to December 1999. From February 1995 to August 1998, Dr. Mu was President of Patron America Inc., a financial advisory company. From September 1993 to January 1995, he served as Vice President of Investment Banking for Salomon Brothers in Hong Kong. Prior to joining Salomon, he was an Assistant Professor at the Lyndon Johnson School, the University of Texas at Austin, from 1991 to 1993. Dr. Mu holds a Masters in Econometrics and a Ph.D. in Planning and Development Finance, both from the University of North Carolina at Chapel Hill. He has a B.S. degree in Urban Planning from Nanjing University.

      Dr. Bing Zhao has served as our Chief Financial Officer, Secretary and a member of our board of directors since April 2004. Dr. Zhao has over 12 years experience in structured finance and trading services. His specialties are in structuring and placement of asset-backed securities involving credit enhancement arrangements and various commodity/natural resources related trade finance expertise. Dr. Zhao is the co-founder and a Director of Capital Bridge Investment Ltd., a Chinese company specializing in mergers, acquisitions and distressed debt financing in China, since August 2003. From 1999 to the present, Dr. Zhao has served as the Managing Director of Simplex Capital Asia Limited, an investment advisory firm. From January 2000 to December 2001, he served as Executive Director of Central China Enterprises Limited, a Hong Kong publicly listed company with investments in power, coking coal manufacturing and a broadband cable network. From April 2000 to December 2001, he served as Managing Director of China Hi-Tech Group Limited, a Shanghai Stock Exchange Listed company specializing in venture capital financings. From 1998 to 1999, Dr. Zhao served as Managing Director of the Asia Growth Fund Limited, a hedge fund he co-founded that specialized in credit and interest rate arbitrage trading. From September 1992 to May 1997, he was a Vice President at Salomon Brothers at its proprietary desk trading structured products. He is also a registered investment adviser under the Securities Ordinance of Hong Kong and has counseled numerous listed and non-listed companies in Hong Kong and Mainland China on investment strategies and risk management techniques. Dr. Zhao holds a Master's degree in Applied Mathematics from Illinois Institute of Technology and a Ph.D. in Operational Research from Columbia University. He has a B.S. in Mechanical Engineering from the University of Science and Technology, China.

      Cui Guisheng has served as a member of our board of directors since April 2004. Mr. Guisheng has over 30 years experience in mineral resource trading, investments, mergers and acquisitions of resource related business. Since April 2001, he has served as Chairman of Huanghe Yellow-River Science and Technology Group, a company investing in and acquiring technology-related Chinese companies. From 1998 to 2001, Mr. Guisheng served as President of China Non-Ferrous Metals (Hong Kong) Company, a Hong Kong publicly listed company. From June 1998 through March 2001, Mr. Guisheng served as the Executive Director and Managing Director of Onfem Holdings Ltd., a Hong Kong publicly listed investment holding company. From 1998 to 2001, he served as Vice-Chairman and Executive Director of Oriental Metals (Holdings) Company, a Hong Kong publicly listed company. From 1998 to 2001, he was a Director of China Merchants China Direct Investment, Ltd. From 1987 to 1998, Mr. Guisheng served as Executive Managing Director of Zhuhai Shining Metals Group, Inc., a Shenzhen publicly listed company which primarily invests and tracks in nonferrous metals. Mr. Guisheng graduated from Guilin Foreign Language College.

      Xiao Ma has served as a member of our board of directors since April 2004. Mr. Ma has over 16 years experience in minerals trading, financing, hedging and metals projects. Since 2000, Mr. Xiao has served as Managing Director of Shenzhen Gloryharvest Investment Ltd., an investment company specialized in trading and acquisition of mineral resources related business in China. From December 1988 to November 1991, he worked as Manager of the Copper Department of China National Metals & Minerals Import & Export Corp. During that period he was involved in the merger and acquisition of several mineral companies. From December 1991 to January 1996, Mr. Ma was General Manager of Base Metals Dept of Minerals (UK) Ltd. in London where he consummated copper contracts with Jiangxi Copper Corp. and several other Chinese mining companies. During that period, Mr. Ma was responsible for over US$2billion copper warrants hedging and financing transactions for China National Stockpile Bureau on the LME. From August 1998 to October 1999, he served as Vice President of Shenzhen Mindu Industrial Enterprise, a Chinese company mainly investing and trading aluminum. From November 1999 to January 2001, he worked as a representative of Enami Ltd., the second largest copper mining and smelting company in Chile, mainly trading copper concentrates and cathodes in China. From April 2002 to October 2002, Mr. Ma served as a consultant to Pirelli Cables Ltd. Baoyin Plant, a joint venture between a Chinese and an Italian company, where he was responsible for the price risk management and local purchase of copper. Mr. Ma holds a B.A. in English Literature from Jiangxi University and a Postgraduate Diploma in Cross Cultural Communication and Media from Beijing Foreign Studies University.

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Xiao Ma and Cui Guisheng, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Daniel Kunz and Dr. Bing Zhao, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Dr. Simon Mu will expire at our third annual meeting of stockholders. None of these individuals has been a principal of a blank check company or a shell company. However, we believe that the skills and expertise of these individuals in:

      o operating mineral resource related businesses, trading in mineral resources and investing in and financing mineral resource related projects,

      o     building and operating companies within the PRC,

      o     identifying,   negotiating   and   structuring  the  acquisition  of
            companies based in the PRC, and

      o investing in and providing consulting services to companies in the PRC will play a key role in identifying and evaluating prospective acquisition candidates, selecting target businesses, and structuring, negotiating and consummating a business combination.

Section 16(a) Beneficial Ownership Reporting Compliance


      Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics


      We currently do not have a code of ethics. Upon the consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Committees and Designated Directors


      The board of directors currently does not have any committees. As we have only been a public reporting company since August 30, 2004, we have not been able to formally establish committees of the board. The board of directors intends, however, to establish the an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future.

Item 10     Executive Compensation

      No executive officer has received any cash compensation for services rendered. No compensation of any kind, including finders and consulting fees, will be paid by us to any of our Initial Stockholders, including our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Initial Stockholders will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. As a result of the foregoing, our directors may be deemed "independent."

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 11     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2005, by:

      o each person known by us to be the owner of more than 5% of our outstanding shares of common stock;

      o     each of our officers and directors; and

      o     all our officers and directors as a group.

      Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.


                                                  Amount and
                                                  Nature of
                                                  Beneficial
     Name and Address of Beneficial Owner         Ownership    Percent of Class
     ------------------------------------         ---------    ----------------

Roger Feldman(1)                                   399,103            8.0%
Harvey Hanerfeld(1)
1919 Pennsylvania Avenue, NW
Suite 725
Washington, D.C. 20006

Barry Rubenstein(2)                                398,200            8.0%
68 Wheatley Road
Brookville, NY 11545

                                                  Amount and
                                                  Nature of
                                                  Beneficial
     Name and Address of Beneficial Owner         Ownership    Percent of Class
     ------------------------------------         ---------    ----------------

Sapling, LLC(3)                                    275,000            5.5%
535 Fifth Avenue
31st Floor
New York, NY 10017

Daniel Kunz(4)(5)(8)                               250,000            5.0%
1509 Tyrell Lane, Suite B
Boise, ID 83706

Dr. Simon Mu(5)(6)(8)                              250,000            5.0%
Two Pacific Place, Suite 2021
88 Queensway, Hong Kong

Dr. Bing Zhao(5)(7)(8)                             250,000            5.0%
Two Pacific Place, Suite 2021
88 Queensway, Hong Kong

Cui Guisheng(5)(8)                                 125,000            2.5%
Room 1507 Convention Plaza
Office Tower, 1 Harbour Road
Wai Chai, Hong Kong

Xiao Ma (5)(8)                                     125,000            2.5%
Room B-2008
Room B-2008 Zhongshen Garden, Caitian Rd.,
Futian District, Shenzhen, PRC

All  directors  and  executive  officers  as  a  1,000,000           20.0%
group (5 individuals)

-------------------------
* Less than 1%


(1) As sole stockholders, directors and executive officers of West Creek Capital, Inc., a Delaware corporation that is the general partner of West Creek Capital, L.P., a Delaware limited partnership that is the investment adviser to West Creek Partners Fund L.P., a Delaware limited partnership (the "Fund"), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 242,000 shares of common stock owned by the Fund. As voting members of Cumberland Investment Partners, L.L.C., a Delaware limited liability company ("Cumberland"), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 157,103 shares of common stock owned by Cumberland. All of the foregoing information was derived from a Schedule 13G filed jointly by Roger Feldman and Harvey Hanerfeld with the SEC on October 22, 2004.

(2) Includes (i) 220,000 shares of common stock held by Woodland Partners, of which Mr. Rubenstein is the general partner and with respect to which Mr. Rubenstein has shared voting and dispositive power with his wife, Marilyn Rubenstein, and (ii) 178,200 shares of common stock owned by the Barry Rubenstein Rollover IRA account, over which Mr. Rubenstein has sole voting and dispositive power. Does not include an aggregate of 340,000 shares of common stock issuable upon exercise of warrants held by the Barry Rubenstein Rollover IRA account, which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on February 3, 2005.

(3) Sapling, LLC has shared voting and dispositive power for the shares listed in the table above. All of the foregoing information was derived from a
      Schedule 13G filed by Sapling, LLC with the SEC on January 28, 2005.

(4)   Daniel Kunz is our chairman of the board.

(5)   Each of these individuals is a member of our board of directors.

(6)   Dr. Simon Mu is our chief executive officer and president.

(7)   Dr. Bing Zhao is our chief financial officer and secretary.

(8) Does not include: 330,738 shares of common stock issuable upon exercise of warrants held by Daniel Kunz, 338,430 shares of common stock issuable upon exercise of warrants held by Simon Mu, 330,700 shares of common stock issuable upon exercise of warrants held by Bing Zhao, 153,815 shares of common stock issuable upon exercise of warrants held by Cui Guisheng, and 153,815 shares of common stock issuable upon exercise of warrants held by Xiao Ma. None of these warrants is currently exercisable nor will they become exercisable within the next 60 days.

      All of the shares of our outstanding common stock owned by our Initial Stockholders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

      o     August 24, 2007;

      o     our liquidation; or

      o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

      During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

      Our Initial Stockholders beneficially own 20.0% of the issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

      Dr. Simon Mu, Dr. Bing Zhao and Mr. Daniel Kunz may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

Item 12     Certain Relationships and Related Transactions

      In April 2004, we issued 750,000 shares of our common stock to Dr. Simon Mu, Dr. Bing Zhao and Daniel Kunz at purchase prices of approximately $.0333 per share. We also issued a total of 250,000 shares of our common stock to Cui Guisheng and Xiao Ma at a purchase price of $0.0001 per share as set forth below:

     Name            Number of Shares             Relationship to Us

Daniel Kunz               250,000      Chairman of the Board of Directors

Dr. Simon Mu              250,000      Chief  Executive  Officer,  President and
                                       Director

Dr. Bing Zhao             250,000      Chief  Financial  Officer,  Secretary and
                                       Director

Cui Guisheng              125,000      Director

Xiao Ma                   125,000      Director

      The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement that we signed with them. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

      Dr. Simon Mu made an advance of $11,668 and Dr. Bing Zhao and Daniel Kunz each made advances of $11,666, aggregating $35,000. We repaid these loans from the proceeds of our initial public offering on October 9, 2004.

      We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

      Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, has or will be paid by us to any of our Initial Stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

      All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

Item 13     Exhibits

      The following Exhibits are filed as part of this report.

         Exhibit No.   Description
         -----------   -----------
         3.1           Amended and Restated Certificate of Incorporation(1).
         3.2           By-laws(1).
         4.1           Specimen Unit Certificate(1).
         4.2           Specimen Common Stock Certificate(1).
         4.3           Specimen Warrant Certificate(1).
         4.4           Form  of  Unit   Purchase   Option  to  be   granted  to
                       Representative (1).
         4.5           Form of  Warrant  Agreement  between  Continental  Stock
                       Transfer & Trust Company and the Registrant(1).
         10.1          Letter   Agreement  among  the   Registrant,   Broadband
                       Capital   Management  LLC  and  Dr.  Simon  Mu  (without
                       schedules)(1).
         10.2          Letter   Agreement  among  the   Registrant,   Broadband
                       Capital  Management  LLC  and  Dr.  Bing  Zhao  (without
                       schedules)(1).
         10.3          Letter   Agreement  among  the   Registrant,   Broadband
                       Capital   Management   LLC  and  Daniel  Kunz   (without
                       schedules)(1).
         10.4          Letter   Agreement  among  the   Registrant,   Broadband
                       Capital   Management  LLC  and  Cui  Guisheng   (without
                       schedules)(1).
         10.5          Letter   Agreement  among  the   Registrant,   Broadband
                       Capital    Management   LLC   and   Xiao   Ma   (without
                       schedules)(1).
         10.6          Form of Investment  Management  Trust Agreement  between
                       Continental  Stock  Transfer  &  Trust  Company  and the
                       Registrant(1).
         10.7          Form of Stock  Escrow  Agreement  among the  Registrant,
                       Continental  Stock  Transfer  &  Trust  Company  and the
                       Initial Stockholders(1).
         10.8          Form of Promissory  Note, dated as of April 22, 2004, in
                       the  principal  amount of $11,668,  issued to Dr.  Simon
                       Mu(1).
         10.9          Form of Promissory  Note, dated as of April 22, 2004, in
                       the principal  amount of $11,666,  issued to each of Dr.
                       Bing Zhao and Daniel Kunz(1).
         10.10         Registration  Rights  Agreement among the Registrant and
                       the Initial Stockholders(1).
         10.11         Warrant Purchase  Agreement among Dr. Simon Mu, Dr. Bing
                       Zhao,  Daniel  Kunz  and  Broadband  Capital  Management
                       LLC(1).
         31.1*         Certification  of Chief  Executive  Officer  pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2*         Certification  of Chief  Financial  Officer  pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1*         Certification  of Chief  Executive  Officer  pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2*         Certification  of Chief  Financial  Officer  pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------
* Filed herewith

We do not have any management contracts or compensatory plans or arrangements.

(1) Incorporated herein by reference to the Registration Statement of the Registrant on Form S-1 (Registration No. 333-115999).

Item 14     Principal Accountant Fees and Services

      The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. GGK has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK and TBS for services rendered since our inception on March 30, 2004.

AUDIT FEES
----------

      We have been or will be billed $29,530 for the services our principal accountant performed in connection with our initial public offering, including the financial statements included in the Prospectus filed with the Securities and Exchange Commission on August 25, 2004 and approximately $17,000 for the quarterly report filed on Form 10-QSB for the quarter ended September 30, 2004 and the audit of our financial statements for the period ended December 31, 2004.

AUDIT RELATED FEES
------------------

      During the fiscal year ended December 31, 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES
--------

      We expect to pay TBS approximately $3,000 for services rendered to us for tax compliance for the period ended December 31, 2004.

ALL OTHER FEES
--------------

      During the fiscal year ended December 31, 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL
------------------------

      We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                F-2

Financial Statements:

Balance Sheet                                                          F-3

Statement of Operations                                                F-4

Statement of Stockholders' Equity                                      F-5

Statement of Cash Flows                                                F-6

Notes to Financial Statements                                          F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Mineral Acquisition Corporation

We have audited the accompanying balance sheet of China Mineral Acquisition Corporation (a corporation in the development stage) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the period from March 30, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Mineral Acquisition Corporation as of December 31, 2004, and the results of its operations and its cash flows for the period from March 30, 2004 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
-------------------------------
Goldstein Golub Kessler LLP
New York, New York

March 30, 2005

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                                  Balance Sheet

                                                                   December 31,
                                                                       2004
                                                                   ------------
ASSETS
   Current assets:
   Cash                                                            $    872,883
   Investments held in trust                                         20,513,684
   Prepaid Expenses                                                       7,333
                                                                   ------------
   Total assets                                                    $ 21,393,900
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accrued expenses                                                $     96,945
   Deferred interest                                                     22,725
                                                                   ------------
   Total current liabilities                                            119,670
                                                                   ------------
   Common Stock subject to possible redemption,
   799,600 shares at redemption value                                 4,077,960
                                                                   ------------

Commitments

Stockholders' equity
   Preferred stock, $.0001 par value
   Authorized 1,000,000 shares, none issued                                --
   Common stock, $.0001 par value
   Authorized 20,000,000 shares                                             500
   Issued and outstanding 5,000,000 shares
   (which includes 799,600 shares subject
   to possible redemption)
   Additional paid-in capital                                        17,220,535
   Deficit accumulated during the development stage                     (24,765)
                                                                   ------------
Total stockholders' equity                                           17,196,270
                                                                   ------------
Total liabilities and stockholders' equity                         $ 21,393,900
                                                                   ============

                 See accompanying notes to financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                             Statement of Operations

                                                                  For the period
                                                                  from March 30,
                                                                        2004
                                                                  (inception) to
                                                                    December 31,
                                                                        2004

Capital based taxes                                                 $    48,980
Other formations and operating costs                                     26,387
Professional fees                                                        24,547
Travel                                                                   15,191
                                                                    -----------
Operation loss                                                         (115,105)
Interest expense                                                           (619)
Interest income                                                          90,959
                                                                    -----------

Net loss                                                            $   (24,765)
                                                                    ===========

Weighted average shares  outstanding - basic and                      2,952,756
diluted
                                                                    ===========

Net loss per share - basic and diluted                              ($      .01)
                                                                    ===========

                 See accompanying notes to financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                        Statement of Stockholders' Equity
       For the period from March 30, 2004 (inception) to December 31, 2004

                                                                              Deficit
                                                                             Accumulated
                                      Common Stock             Addition      During the
                              ----------------------------      paid-in      Development     Stockholders'
                                 Shares          Amount         capital         Stage           Equity
                              ------------    ------------    ------------   ------------    ------------
Common  shares issued April
   22,  2004 at $.0333  per
   share                           750,000    $         75    $     24,900                   $     24,975
Common  shares issued April
   22,  2004 at $.0001  per
   share                           250,000              25                                             25
Sales of 4,000,000 shares
   net of underwriters'
   discount and offering
   expense (including
   799,600 shares subject
   to possible redemption)       4,000,000             400      21,273,495                     21,273,895
Proceeds subject to
   possible redemption                                          (4,077,960)                    (4,077,960)
Proceeds  from  issuance of
   option                                                              100                           100

Net Loss                                                                          (24,765)        (24,765)
                              ------------    ------------    ------------   ------------    ------------
Balance at Dec 31, 2004          5,000,000    $        500    $ 17,220,535   $    (24,765)   $ 17,196,270
                              ============    ============    ============   ============    ============

                 See accompanying notes to financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                             Statement of Cash Flows

March 30, 2004 (inception) to December 31, 2004,
------------------------------------------------

Cash flow from operating activities
   Net loss                                                        $    (24,765)
   Adjustments  to reconcile  net loss to net cash used in
   operating activities:
     Increase in prepaid expenses                                        (7,333)
     Increase in accrued expenses                                        96,945
     Increase in deferred interest                                       22,725
     Accrued interest on treasury bill                                 (109,764)
                                                                   ------------
Net cash used in operating activities                                   (22,192)
                                                                   ------------
Cash flows from investing activities
   Purchase of treasury bill - held in trust                        (20,399,494)
   Cash held in trust                                                    (4,426)
                                                                   ------------
Net cash used in investing activities                               (20,403,920)
                                                                   ------------
Cash flows from financing activities
   Proceeds from note payable, stockholder                               35,000
   Proceeds from sale of common stock                                    25,000
   Repayment of note payable, stockholder                               (35,000)
   Gross proceeds from public offering                               24,000,000
   Payment of costs of public offering                               (2,726,105)
   Proceeds from issuance of option                                         100
                                                                   ------------
Net cash provided by financing activities                            21,298,995
                                                                   ------------
Increase in Cash and Cash at end of period                         $    872,883
                                                                   ============

                 See accompanying notes to financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                          Notes to Financial Statements

1.    Organization, Business Operations and Significant Accounting Policies

      China Mineral Acquisition Corporation ("Company") was incorporated in Delaware on March 30, 2004 as a blank check company whose objective is to acquire an operating business having its primary operations in the People's Republic of China.

      All activity from March 30, 2004 (inception) to December 31, 2004 relates to the Company's formation and the initial public offering described below. The Company has selected December 31 as its fiscal year-end.

      The registration statement for the Company's initial public offering ("Offering") was declared effective August 24, 2004. The Company consummated the offering on August 30, 2004 and received net proceeds of approximately $21,274,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $20,400,000 of the net proceeds was placed in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $20,509,000 at December 31, 2004. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income on the accompanying statement of operations. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

      The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. All of the Company's stockholders prior to the Offering, which are all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. In the event that Public Stockholders owning a majority of the shares sold in the Offering vote against the Business Combination or Public Stockholders owning 20% of more of the outstanding stock seek conversion of their shares, the Business Combination will not be consummated.

      With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying December 31, 2004 balance sheet and 19.99% of the related interest has been recorded as deferred interest.

      The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                          Notes to Financial Statements

      Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

      The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating approximately $8,400. The net operating loss carryforwards of approximately $24,000 expire in 2024. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2004.

      The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

      Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock, aggregating 8,900,000 underlying shares, has not been included in the computation of diluted loss per share, as the effect of the outstanding option would be antidilutive and the outstanding warrants are contingently issuable.

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

2.    Initial Public Offering

      On August 30, 2004, the Company sold 4,000,000 units ("Units") in the Offering. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Proposed Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representatives of the underwriters to purchase 300,000 units at an exercise price of $7.50 per unit. The warrants underlying such units are exercisable at $6.65 per share.

3.    Notes Payable, Stockholders

      The Company issued an aggregate of $35,000 unsecured promissory notes to three stockholders on April 22, 2004. The notes bear interest at a rate of 4% per year. The notes were paid from the proceeds of the Offering on October 9, 2004. Interest expense through December 31, 2004 amounted to $619.

4.    Commitments

      The Company occupies office space provided by an unrelated party, who has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay $500 per month for such services commencing on the effective date of the Offering. The statement of operations for the period ended December 31, 2004 includes $2,125 related to this agreement and a prior agreement with another unrelated third party.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                          Notes to Financial Statements

      In January 2005, we entered into agreements with two unaffiliated parties to assist us with, among other things, identifying and selecting qualified target business candidates. These parties are entitled to monthly retainer fees of $15,000 and $10,000, respectively. One of these parties is entitled to a finder's fee of 1% of the value of the acquisition value of a qualified business combination in certain circumstances, as defined therein . The other party may be entitled to a success fee of 2% of the acquisition value of a qualified business combination. The finder's fee and the success fee, if any, will be payable by us on the closing date of the business combination and may be payable in cash and/or restricted shares of our company, at our option. The agreements expire the earlier of (i) six months and one year, respectively, or (ii) the completion of a business combination.

5.    Preferred Stock

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2004, no shares of preferred stock are outstanding.

6.    Common Stock

      At December 31, 2004, 8,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2005.

                                          CHINA MINERAL ACQUISITION
                                          CORPORATION


                                          By:  /s/ Simon Mu
                                               -------------------------------
                                               Simon Mu
                                               Chief Executive Officer and
                                               President

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                    Date

/s/ Daniel Kunz            Chairman of the Board           April 15, 2005
---------------------
Daniel Kunz

/s/ Simon Mu               Chief Executive Officer,        April 15, 2005
---------------------      President and
Simon Mu                   Director

/s/ Bing Zhao              Chief Executive Officer,        April 15, 2005
---------------------      Secretary and
Bing Zhao                  Director


/s/ Cui Guisheng           Director                        April 15, 2005
---------------------
Cui Guisheng

/s/ Ma Xiao                Director                        April 15, 2005
---------------------
Ma Xiao