Form 10QSB
period 2005-03-31
China Mineral Acquisition CORP
filed 2005-05-20
CIK 1288633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period                     to

                        Commission File Number 000-50833

                             ----------------------

                      CHINA MINERAL ACQUISITION CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Delaware                                   20-0938259
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

            210 East 85th Street, Suite 16, New York, New York 10028
                    (Address of Principal Executive Offices)

                                 (212) 672-1909
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 5,000,000 shares of the Company's common stock, par value $0.001 per share, outstanding as of May 9, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I -          FINANCIAL INFORMATION........................................1

         Item 1.  Financial Statements.........................................1

         Item 2.  Management's Discussion and Analysis or Plan of Operation....7

         Item 3.  Controls and Procedures......................................9

PART II -         OTHER INFORMATION............................................9

         Item 1.  Legal Proceedings............................................9

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..9

         Item 3.  Defaults Upon Senior Securities.............................10

         Item 4.  Submission of Matters To a Vote of Security Holders.........10

         Item 5.  Other Information...........................................10

         Item 6.  Exhibits....................................................10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                                  Balance Sheets

                                                                  March 31, 2005   December 31,
                                                                   (Unaudited)        2004
                                                                  ------------    ------------
ASSETS

     Current Assets:

     Cash                                                         $    737,663    $    872,883

     Investments held in trust                                      20,586,008      20,513,684

     Prepaid expenses                                                    4,583           7,333
                                                                  ------------    ------------

     Total assets                                                 $ 21,328,254    $ 21,393,900
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accrued expenses                                             $    122,721    $     96,945

     Deferred interest                                                  37,183          22,725
                                                                  ------------    ------------
     Total current liabilities                                         159,904         119,670
                                                                  ------------    ------------
     Common stock subject to possible conversion to cash,
        799,600 shares at conversion value                           4,077,960       4,077,960
                                                                  ------------    ------------
Commitments

Stockholders' Equity

     Preferred stock, $.0001 par value,
        Authorized 1,000,000 shares, none issued                            --              --

     Common stock, $.001 par value,
        Authorized, 20,000,000 shares
        Issued and  outstanding, 5,000,000 shares
          (which includes 799,600 shares subject to conversion)            500             500

     Additional paid in capital                                     17,220,535      17,220,535

     Deficit accumulated during the development stage                 (130,645)        (24,765)
                                                                  ------------    ------------
     Total stockholders' equity                                     17,090,390      17,196,270
                                                                  ------------    ------------
     Total liabilities and stockholders' equity                   $ 21,328,254    $ 21,393,900
                                                                  ============    ============

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                            Statements of Operations
                                   (Unaudited)

                                                                          Three Months Ended
                                                                        -----------------------
                                                      For the period
                                                      from March 30,
                                                     2004 (inception)    March 31,    March 31,
                                                     to March 31, 2005     2005         2004
                                                     -----------------   --------      --------
Capital based taxes                                      $  77,720      $ 23,090       $    --

Other formation and operating costs                         14,067         1,498           561

Consulting and other professional fees                      92,257        84,089            --

Legal and accounting fees                                   60,410        35,863            --

Travel                                                      34,398        19,207            --
                                                          --------      --------      --------
Operating loss                                            (278,852)     (163,747)          561

Interest expense                                              (619)           --            --

Interest income                                            148,826        57,867            --
                                                          --------      --------      --------
Net loss                                                 $(130,645)     $105,880)     $    561
                                                          ========      ========      ========

Weighted average number of shares - basic and diluted                  5,000,000            --
                                                                       =========      ========
Net loss per share - basic and diluted                                 $   (0.02)           --
                                                                       =========      ========

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                 Statements of Stockholders' Equity (unaudited)
        For the period from March 30, 2004 (inception) to March 31, 2005

                                                                                           Earnings
                                                                                         accumulated
                                                                          Addition       during the
                                                Common Stock              paid-in        development    Stockholders'
                                            -----------------------       capital           stage         Equity
                                             Shares        Amount        ---------     --------------  --------------
                                            --------   ------------
Balance March 30, 2004 (inception)                --   $         --   $         --    $         --    $         --

Common shares issued April 22, 2004
   at $.0333 per share                       750,000             75         24,900              --          24,975

Common shares issued April 22, 2004
   at $.0001 per share                       250,000             25             --              --              25

Sale of 4,000,000 shares, net of
   underwriters' discount and
   offering expenses (includes
   799,600 shares subject to
   possible conversion)                    4,000,000            400     21,273,495              --      21,273,895

Proceeds subject to possible
   conversion                                     --             --     (4,077,960)             --      (4,077,960)

Proceeds from issuance of option                  --             --            100              --             100

Net loss                                          --             --             --         (24,765)        (24,765)
                                        ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2004               5,000,000            500     17,220,535         (24,765)     17,196,270
Net loss (unaudited)                              --             --             --        (105,880)       (105,880)
                                        ------------   ------------   ------------    ------------    ------------
Balance at March 31, 2005 (unaudited)      5,000,000   $        500   $ 17,220,535    $   (130,645)   $ 17,090,390
                                        ============   ============   ============    ============    ============

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                       Statement of Cash Flows (unaudited)
                  March 30, 2004 (inception) to March 31, 2005

                                                                                  Three Months Ended
                                                                            ----------------------------
                                                        For the period from
                                                           March 30, 2004
                                                           (inception) to
                                                              March 31,      March 31,         March 31,
                                                                2005            2005             2004
                                                            ------------    ------------    ------------
Cash flows from operating activities
    Net loss                                                $   (130,645)   $   (105,880)   $        561
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Increase (decrease) in prepaid expenses                       (4,583)          2,750              --
    Increase in accrued expenses                                 122,721          25,776            (561)
    Increase in deferred interest                                 37,183          14,458              --
    Interest earned on investment held in trust                 (186,008)        (76,244)             --
                                                            ------------    ------------    ------------

Net cash used in operating activities                           (161,332)       (139,140)             --
                                                            ------------    ------------    ------------

Cash flows from investing activities
    Purchases of treasury bills held in trust                (40,978,403)    (20,578,909)             --
    Proceeds on disposal of treasury bill held in trust       20,579,000      20,579,000              --
    Money market funds held in trust                                (597)          3,829              --
                                                            ------------    ------------    ------------

Net cash provided by (used in) investing activities          (20,400,000)          3,920              --
                                                            ------------    ------------    ------------

Cash flows from financing activities
    Proceeds from note payable, stockholder                       35,000              --              --
    Proceeds from sales of common stock                           25,000              --              --
    Repayment of note payable, stockholder                       (35,000)             --              --
    Gross proceeds of public offering                         24,000,000              --              --
    Payment of costs of public offering                       (2,726,105)             --              --
    Proceeds from issuance of option                                 100              --              --
                                                            ------------    ------------    ------------

Net cash provided by financing activities                     21,298,995              --              --
                                                            ------------    ------------    ------------

Net increase (decrease) in cash                             $    737,663    $   (135,220)   $         --

Cash at beginning of period                                           --         872,883              --
                                                            ------------    ------------    ------------

Cash at end of period                                       $    737,663    $    737,663              --
                                                            ============    ============    ============

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                      (A Corporation in Development Stage)
                   Notes to the Unaudited Financial Statements

1.    Basis of Presentation

      The financial statements at March 31, 2005, for the three months ended March 31, 2005 and March 31, 2004 and for the period from March 30, 2004 (inception) to March 31, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Mineral Acquisition Corporation (the "Company") as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and March 31, 2004, and for the period from March 30, 2004 (inception) to March 31, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

2.    Organization And Business Operations

      The Company was incorporated on March 30, 2004 as a blank check company whose objective is to acquire a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals. The registration statement for the Company's initial public offering (the "Offering") was declared effective August 24, 2004. The Company consummated the Offering on August 30, 2004 and received net proceeds of approximately $21,274,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals (a "Business Combination"). An amount of $20,400,000 of the net proceeds of the Offering was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of the (i) consummation of the Company's first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. Substantially all of this amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, and is recorded at its market value. The investments held in trust, including money market funds of approximately $642, amounted to approximately $20,596,008 at March 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, are included in interest income in the accompanying statement of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

      The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, which are comprised of all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

      With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares to cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of Common Stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as Common Stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

      The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (as defined in Note 3).

3.    Initial Public Offering

      On August 30, 2004, the Company sold 4,000,000 units ("Units") in the Offering. Each Unit consists of one share of the Company's common stock, par value $.0001 per share (the "Common Stock"), and two redeemable common stock purchase warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share commencing the later of the completion of a Business Combination with a target business or August 24, 2005. The Warrants expire on August 24, 2009. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 300,000 Units at an exercise price of $7.50 per Unit. The warrants underlying such Units are exercisable at $6.65 per share.

4.    Commitments

      In January 2005, the Company entered into agreements with three unaffiliated parties to assist it with, among other things, identifying and selecting qualified target business candidates. Two of these parties are entitled to monthly retainer fees of $15,000 and $10,000, respectively. Included in the statements of operations for the period ended March 31, 2005 is approximately $65,000 relating to these agreements. Of these two parties, one is entitled to a finder's fee of 1% of the value of the acquisition value of a qualified business combination in certain circumstances, as defined therein. The other party may be entitled to a success fee of 2% of the acquisition value of a qualified business combination. The finder's fee and the success fee, if any, will be payable by the Company on the closing date of the business combination and may be payable in cash and/or restricted shares of our company, at the Company's option. The agreements expire the earlier of (i) six months and one year, respectively, or (ii) the completion of a business combination. The Company entered into a non-exclusive agreement with a third unaffiliated party to assist it with identifying and selecting qualified target business candidates. This party is not entitled to any monthly retainer fees, but will be entitled to a finder's fee of 1.8% should the Company consummate a business acquisition with an entity introduced to it by this party. This agreement expires on January 10, 2007.

5.    Preferred Stock

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2005, no shares of preferred stock are outstanding.

6.    Common Stock

      At March 31, 2005, 8,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

7.    Earnings Per Share

      Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The loss per share calculation excludes the effect of outstanding options and warrants, since the Company incurred a net loss during the periods and thus their effect would have been anti-dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The statements discussed in this quarterly report on Form 10-QSB include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and the other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

Results of Operations

      We had a net loss of $105,880 for the three months ended March 31, 2005 as compared to a net loss of $561 for the three months ended March 31, 2004. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, our initial public offering, our filing reports under the Securities Exchange Act of 1934 and our searching for a potential target business with which to complete a business combination. For the three months ended March 31, 2005, we incurred $19,207 of travel expenses, $35,863 for legal and accounting fees, $84,089 for consulting and other professional fees, $23,090 of capital based taxes and other operating costs of $1,498, offset by interest income on the Trust Fund investment of $57,867 as compared to the same period in 2004 when we incurred only $561 of expenses in connection with formation and operating costs.

      Net loss of $130,645 for the period from March 30, 2004 (inception) to March 31, 2005 consisted of $34,398 of travel expenses, $77,720 of capital based taxes, $60,410 for legal and accounting fees, $92,257 for consulting and other professional fees, other formation and operating costs of $14,067 and interest expense of $619, offset by interest income on the Trust Fund investment of $148,826.

      We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. As of March 31, 2005, we have $737,663 of cash available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate until such time as we are able to consummate a business combination or otherwise liquidate. We do not believe we will need to raise additional funds, other than those funds we raised in our initial public offering, in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

      In January 2005, we entered into agreements with three unaffiliated parties to assist us with, among other things, identifying and selecting qualified target business candidates. Two of these parties are entitled to monthly retainer fees of $15,000 and $10,000, respectively. Of these two parties, one is entitled to a finder's fee of 1% of the value of the acquisition value of a qualified business combination in certain circumstances, as defined therein. The other party may be entitled to a success fee of 2% of the acquisition value of a qualified business combination. The finder's fee and the success fee, if any, will be payable by us on the closing date of the business combination and may be payable in cash and/or restricted shares of our company, at our option. The agreements expire the earlier of (i) six months and one year, respectively, or (ii) the completion of a business combination. In addition, we entered into a non-exclusive agreement with a third unaffiliated party to assist us with identifying and selecting qualified target business candidates. This party is not entitled to any monthly retainer fees, but will be entitled to a finder's fee of 1.8% should we consummate a business acquisition with an entity introduced to us by this party. This agreement expires on January 10, 2007.

      In April 2005, we entered into an agreement with an unaffiliated party to assist us in identifying and selecting a qualified target business engaged in mining operation in the PRC. We agreed to pay this third party a one-time $50,000 fee. This party is not entitled to any finder's fee or success fee should we consummate a business combination with a target business referred to us by this party. The agreement with this party terminates in April 2006.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

      We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

      We paid a total of $1,800,000 in underwriting discounts and commissions and approximately $926,000 for other costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into a trust fund and the remaining proceeds of $874,000 are to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. Through March 31, 2005, we have used approximately $161,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of March 31, 2005, there was approximately $20,586,000 held in the trust fund.

Item 3.  Defaults Upon Senior Securities.

      Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders.

      Not applicable.

Item 5.  Other Information.

      Not applicable.

Item 6.  Exhibits

            31.1  Certification of the Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification of the Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification of the Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification of the Principal Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHINA MINERAL ACQUISITION CORPORATION
                                    (Registrant)

Date:  May 20, 2005                 By: /s/ Simon Mu
                                        ----------------------------------------
                                    Name:  Simon Mu
                                    Title: President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  May 20, 2005                 By: /s/ Bing Zhao
                                        ----------------------------------------
                                    Name:  Bing Zhao
                                    Title: Chief Financial Officer
                                    (Principal Financial Officer)