Form 10QSB
period 2005-06-30
China Mineral Acquisition CORP
filed 2005-08-15
CIK 1288633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

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
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

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

      There were 5,000,000 shares of the Company's common stock, par value $0.001 per share, outstanding as of August 1, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                     Page
PART I -      FINANCIAL INFORMATION....................................................1

     Item 1.  Financial Statements.....................................................1

     Item 2.  Management's Discussion and Analysis or Plan of Operation................7

     Item 3.  Controls and Procedures..................................................9

PART II -     OTHER INFORMATION........................................................9

     Item 1.  Legal Proceedings........................................................9

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..............9

     Item 3.  Defaults Upon Senior Securities.........................................10

     Item 4.  Submission of Matters To a Vote of Security Holders.....................10

     Item 5.  Other Information.......................................................10

     Item 6.  Exhibits................................................................10

      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                                  Balance Sheet

                                                                    June 30, 2005
                                                                     (Unaudited)     December 31, 2004
                                                                     -----------     -----------------
ASSETS

     Current Assets:

     Cash                                                            $    594,498      $    872,883

     Investments held in trust                                         20,723,322        20,513,684

     Prepaid expenses                                                       1,833             7,333
                                                                     ------------      ------------
     Total Assets                                                    $ 21,319,653      $ 21,393,900
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accrued expenses                                                $    198,583      $     96,945

     Deferred interest                                                     64,632            22,725
                                                                     ------------      ------------
     Total current liabilities                                            263,215           119,670
                                                                     ------------      ------------
     Common stock subject to possible conversion to cash,
        799,600 shares at conversion value                              4,077,960         4,077,960
                                                                     ------------      ------------
Commitments

Stockholders' Equity

     Preferred stock, $.0001 par value,
        Authorized 1,000,000 shares, none issued                               --                --

     Common stock, $.001 par value,
        Authorized, 20,000,000 shares
        Issued and outstanding, 5,000,000 shares (which includes
        799,600 shares subject to conversion)                                 500               500

     Additional paid in capital                                        17,220,535        17,220,535

     Deficit accumulated during the development stage                    (242,557)          (24,765)
                                                                     ------------      ------------
     Total stockholders' equity                                        16,978,478        17,196,270
                                                                     ------------      ------------
     Total liabilities and stockholders' equity                      $ 21,319,653      $ 21,393,900
                                                                     ============      ============

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                            Statements of Operations
                                   (Unaudited)



                                                For the period                    For the period
                                                from March 30,                    from March 30,
                                                     2004                              2004             Three Months Ended
                                                (inception) to  Six Months Ended  (inception) to       --------------------
                                                June 30, 2005   June 30, 2005     June 30, 2004    June 30, 2005   June 30, 2004
                                                -------------   -------------     -------------    -------------   -------------

Capital based taxes                                 100,810         46,180                --           23,090             --

Other formation and operating costs                  26,285         13,716               646           12,218             85

Consulting and other professional fees              248,696        240,528                --          156,439             --

Legal and accounting fees                            65,410         40,863                --            5,000             --

Travel                                               59,428         44,237                --           25,030             --
                                                -------------   -------------     -------------    -------------  -------------
Operating loss                                     (500,629)      (385,524)             (646)        (221,777)           (85)

Interest expense                                       (619)            --                --               --             --

Interest income                                     258,691        167,732                --          109,865             --
                                                -------------   -------------     -------------    -------------  -------------
Net loss                                           (242,557)      (217,792)             (646)        (111,912)           (85)
                                                =============   =============     =============    =============  =============
Weighted  average  number  of  shares - basic                    5,000,000         1,000,000        5,000,000      1,000,000
   and diluted
                                                                =============     =============    =============  =============
Net loss per share - basic and diluted                          $    (0.04)       $    (0.00)      $    (0.02)    $    (0.00)
                                                                =============     =============    =============  =============

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                       Statements of Stockholders' Equity
         For the period from March 30, 2004 (inception) to June 30, 2005

                                                                                             Earnings
                                                                                           accumulated
                                                                            Addition        during the
                                                                            paid-in        development        Stockholders'
                                                  Common Stock              capital           stage             Equity
                                              ---------------------       ------------     ------------       ------------
                                              Shares         Amount
Balance March 30, 2004 (inception)                --     $         --     $         --      $         --      $         --

Common shares issued April 22, 2004
   at $.0333 per share                       750,000               75           24,900                --            24,975

Common shares issued April 22, 2004
   at $.0001 per share                       250,000               25               --                --                25

Sale of 4,000,000 shares, net of
   underwriters' discount and
   offering expenses (includes
   799,600 shares subject to
   possible conversion)                    4,000,000              400       21,273,495                --        21,273,895

Proceeds subject to possible
   conversion                                     --               --       (4,077,960)               --        (4,077,960)

Proceeds from issuance of option                  --               --              100                --               100
                                        ------------     ------------     ------------      ------------      ------------
Net loss                                          --               --               --           (24,765)          (24,765)
                                        ------------     ------------     ------------      ------------      ------------
Balance at December 31, 2004               5,000,000              500       17,220,535           (24,765)       17,196,270
                                        ------------     ------------     ------------      ------------      ------------
Net loss - unaudited                              --               --               --          (217,792)         (217,792)
                                        ------------     ------------     ------------      ------------      ------------
Balance at June 30, 2005 - unaudited        5,000,000     $        500     $ 17,220,535      $   (242,557)     $ 16,978,478
                                        ============     ============     ============      ============      ============

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                       Statement of Cash Flows (unaudited)
                   March 30, 2004 (inception) to June 30, 2005


                                                                                                 For the period
                                                                                                   from March 30,
                                                             For the period from  Six Months          2004
                                                               March 30, 2004       Ended         (inception) to
                                                             (inception) to June   June 30,          June 30,
                                                                  30, 2005           2005             2004
                                                             ------------------- ---------------    --------------
Cash flows from operating activities
    Net loss                                                 $   (242,557)        $   (217,792)    $       (646)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         (Increase) decrease in prepaid expenses                   (1,833)               5,500               --
         Increase in accrued expenses                             198,583              101,639           12,503
         Increase in deferred interest                             64,632               41,907               --
         Interest earned on investment held in trust             (323,293)            (213,530)              --
                                                             ------------         ------------     ------------
              Net cash used in operating activities              (304,468)            (282,276)         (11,857)
                                                             ------------         ------------     ------------
Cash flows from investing activities
    Purchases of treasury bills held in trust                 (61,692,903)         (41,293,409)              --
    Proceeds on disposal of treasury bill held in trust        41,293,000           41,293,000               --
    Money market funds held in trust                                 (126)               4,300               --
                                                             ------------         ------------     ------------
              Net cash provided by (used in) investing        (20,400,029)               3,891               --
                activities                                   ------------         ------------     ------------

Cash flows from financing activities
    Proceeds from note payable, stockholder                        35,000                   --           35,000
    Proceeds from sales of common stock                            25,000                   --           25,000
    Repayment of note payable, stockholder                        (35,000)                  --               --
    Gross proceeds of public offering                          24,000,000                   --               --
    Payment of costs of public offering                        (2,726,105)                  --          (66,967)
    Proceeds from issuance of option                                  100                   --               --
                                                             ------------         ------------     ------------
              Net cash provided by financing activities        21,298,995                   --           (6,967)
                                                             ------------         ------------     ------------
Net increase (decrease) in cash                              $    594,498         $   (278,385)    $      4,890

Cash at beginning of period                                            --              872,883               --
                                                             ------------         ------------     ------------
Cash at end of period                                        $    594,498         $    594,498     $      4,890
                                                             ============         ============     ============

           See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                      (A Corporation in Development Stage)
                   Notes to the Unaudited Financial Statements
            Three Months and Six Months Ended June 30, 2005 and 2004

1.    Basis of Presentation

The financial statements at June 30, 2005, for the three months ended June 30, 2005 and June 30, 2004, the six months ended June 30, 2005, the period from March 30, 2004 (inception) to June 30, 2004 and the period from March 30, 2004 (inception) to June 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of China Mineral Acquisition Corporation (the "Company") as of June 30, 2005 and the results of its operations for the three months ended June 30, 2005 and June 30, 2004, the six months ended June 30, 2005, the period from March 30, 2004 (inception) to June 30, 2004 and the period from March 30, 2004 (inception) to June 30, 2005, its cash flows for the six months ended June 30, 2005, the period from March 30, 2004 (inception) to June 30, 2004 and the period from March 30, 2004 (inception) to June 30, 2005 and its changes in stockholder's equity for the six month period ended June 30, 2005. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

      The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

2.    Organization And Business Operations

      The Company was incorporated on March 30, 2004 as a blank check company whose objective is to acquire a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals. The registration statement for the Company's initial public offering (the "Offering") was declared effective August 24, 2004. The Company consummated the Offering on August 30, 2004 and received net proceeds of approximately $21,274,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals (a "Business Combination"). An amount of $20,400,000 of the net proceeds of the Offering was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of the (i) consummation of the Company's first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. Substantially all of this amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, and is recorded at its market value. The investments held in trust amounted to $20,723,322 at June 30, 2005. The excess of market value over cost, exclusive of the deferred interest described below, are included in interest income in the accompanying statement of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

4.    Commitments

      In January 2005, the Company entered into agreements with three unaffiliated parties to assist the Company with, among other things, identifying and selecting qualified target business candidates. One of these parties was entitled to monthly retainer fees of $15,000 and may be entitled to a finder's fee of 1% of the value of the acquisition value of a qualified Business Combination in certain circumstances, as defined therein. Included in the statements of operations for the three-month and six-month period ended June 30, 2005 were approximately $45,000 and $90,000, respectively, relating to this agreement. This agreement has terminated as of July 6, 2005. The Company entered into a consulting agreement with another entity whereby it receives a monthly fee of $10,000 and may be entitled to a success fee of 2% of the acquisition value of a qualified Business Combination. Pursuant to this consulting agreement, the consultant is entitled to reimbursement for office, travel and other expenses. Included in the statements of operations for the three-month and six-month period ended June 30, 2005 were approximately $41,000 and $87,000, respectively, relating to this agreement. This consulting agreement expires on the earlier of January 24, 2006 or the date on which the Company consummates a Business Combination. Pursuant to each of the aforementioned agreements, the finder's fee and the success fee, if any, will be payable by the Company on the closing date of the Business Combination and may be payable in cash and/or restricted shares of the Company, at its option. In addition, the Company entered into a non-exclusive agreement with a third unaffiliated party to assist it with identifying and selecting qualified target business candidates. This party is not entitled to any monthly retainer fees, but will be entitled to a finder's fee of 1.8% should the Company consummate a Business Combination with an entity introduced to it by this party. This agreement expires on January 10, 2007.

      In April 2005, we entered into an agreement with an unaffiliated party to assist us in identifying and selecting a qualified target business engaged in mining operations in the PRC. We agreed to pay this third party a one-time $50,000 fee. This party is not entitled to any finder's fee or success fee should we consummate a Business Combination with a target business referred to us by this party. The agreement with this party terminates in April 2006.

5.    Preferred Stock

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2005, no shares of preferred stock are outstanding.

6.    Common Stock

      At June 30, 2005, 8,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      The statements discussed in the quarterly report on Form 10-QSB include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of our products and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

Results of Operations

      We had a net loss of $111,912 for the three months ended June 30, 2005 as compared to a net loss of $85 for the three months ended June 30, 2004. The increase in net loss was the result of an increase in operating expenses in connection with, among other things, our filing reports under the Securities Exchange Act of 1934 and costs incurred in connection with searching for a potential target business, including consulting fees and travel expenses. For the three months ended June 30, 2005, we incurred $25,030 of travel expenses, $5,000 for legal and accounting fees and $156,439 for consulting and other professional fees, $23,090 of capital based taxes and other operating costs of $12,218, offset by interest income on the Trust Fund investment of $109,865 as compared to the same period in 2004 when we incurred only $85 of expenses in connection with formation and operating costs.

      For the six months ended June 30, 2005, we had a net loss of $217,792, which included $46,180 of capital based taxes, $240,528 of consulting and other professional fees, $40,863 of legal and accounting fees, $44,237 of travel expenses and $13,716 of other operating costs, offset by interest income on the Trust Fund investments of 167,732. The increase in consulting fees is attributable in part to the monthly retainer fees of $15,000 and $10,000 respectively, and related expenses we have been paying to two unaffiliated third parties since January 2005, as discussed in further detail below. In addition, in April 2005, we agreed to pay another unaffiliated third party a one-time fee of $50,000 for providing similar services. For the period from March 30, 2004 (date of our inception) to June 30, 2004, we had a net loss for $85 for formation and operating costs.

      Net loss of $242,557 for the period from March 30, 2004 (inception) to June 30, 2005 consisted of $59,428 of travel expenses, $100,810 of capital based taxes, $65,410 for legal and accounting fees and $248,696 for consulting and other professional fees, other formation and operating costs of $26,285, interest expense of $619, offset by interest income on the Trust Fund investment of $258,691.

      We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. As of June 30, 2005, we have $594,498 available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate until such time as we are able to consummate a business combination or otherwise liquidate. We do not believe we will need to raise additional funds, other than those funds we raised in our initial public offering, in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

      In January 2005, we entered into agreements with three unaffiliated parties to assist us with, among other things, identifying and selecting qualified target business candidates. One of these parties was entitled to monthly retainer fees of $15,000 and may be entitled to a finder's fee of 1% of the value of the acquisition value of a qualified business combination in certain circumstances, as defined therein. Included in the statements of operations for the three-month and six-month period ended June 30, 2005 were approximately $45,000 and $90,000, respectively, relating to this agreement. This agreement has terminated as of July 6, 2005. We entered into a consulting agreement with another entity whereby it receives a monthly fee of $10,000 and may be entitled to a success fee of 2% of the acquisition value of a qualified business combination. Pursuant to this consulting agreement, the consultant is entitled to reimbursement for office, travel and other expenses. Included in the statements of operations for the three-month and six-month period ended June 30, 2005 were approximately $41,000 and $87,000, respectively, relating to this agreement. This consulting agreement expires on the earlier of January 24, 2006 or the date on which we consummate a business combination. Pursuant to each of the aforementioned agreements, the finder's fee and the success fee, if any, will be payable by us on the closing date of the business combination and may be payable in cash and/or restricted shares of our company, at our option. In addition, we entered into a non-exclusive agreement with a third unaffiliated party to assist us with identifying and selecting qualified target business candidates. This party is not entitled to any monthly retainer fees, but will be entitled to a finder's fee of 1.8% should we consummate a business acquisition with an entity introduced to us by this party. This agreement expires on January 10, 2007.

      In April 2005, we entered into an agreement with an unaffiliated party to assist us in identifying and selecting a qualified target business engaged in mining operations in the PRC. We agreed to pay this third party a one-time $50,000 fee. This party is not entitled to any finder's fee or success fee should we consummate a business combination with a target business referred to us by this party. The agreement with this party terminates in April 2006.

Off-Balance Sheet Arrangements

      We do not have any off-balance  sheet  arrangements.

Item 3. Controls and Procedures.

      We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

      We paid a total of $1,800,000 in underwriting discounts and commissions and approximately $926,000 for other costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into a trust fund and the remaining proceeds of $874,000 are to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. Through June 30, 2005, we have used approximately $304,469 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of June 30, 2005, there was approximately $20,723,322 held in the trust fund.

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



                                   CHINA MINERAL ACQUISITION CORPORATION
                                    (Registrant)

Date:  August 15, 2005             By:    /s/ Simon Mu
                                      ------------------------
                                   Name:  Simon Mu
                                   Title: President and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  August 15, 2005             By:    /s/ Bing Zhao
                                      ------------------------
                                   Title: President and Chief
                                   Name:  Bing Zhao
                                   Title: Chief Financial Officer
                                   (Principal Financial Officer)