Form 10QSB
period 2005-09-30
China Mineral Acquisition CORP
filed 2005-11-14
CIK 1288633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

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

                                 (646) 240-8377
                (Issuer's Telephone Number, Including Area Code)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      There were 5,000,000 shares of the Company's common stock, par value $0.001 per share, outstanding as of November 11, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION..................................................................................1

         Item 1.  Financial Statements..........................................................................1

         Item 2.  Management's Discussion and Analysis or Plan of Operation.....................................7

         Item 3.  Controls and Procedures.......................................................................9

PART II - OTHER INFORMATION.....................................................................................9

         Item 1.  Legal Proceedings.............................................................................9

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................9

         Item 3.  Defaults Upon Senior Securities..............................................................10

         Item 4.  Submission of Matters To a Vote of Security Holders..........................................10

         Item 5.  Other Information............................................................................10

         Item 6.  Exhibits ....................................................................................10

      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                                  Balance Sheet

                                                                         September 30,
                                                                              2005
                                                                          (Unaudited)          December 31, 2004
                                                                         ---------------        -----------------
ASSETS

Current Assets:

     Cash                                                                $      401,905         $       872,883

     Investments held in trust                                               20,891,085              20,513,684

     Prepaid expenses                                                             1,833                   7,333
                                                                         ---------------        ---------------
     Total assets                                                        $   21,294,823         $    21,393,900
                                                                         ===============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accrued expenses                                                    $      142,118         $        96,945

     Deferred interest                                                           98,168                  22,725
                                                                         ---------------        ---------------
     Total current liabilities                                                  240,286                 119,670
                                                                         ---------------        ---------------
Common stock subject to possible cash redemption by investors,
799,600 shares at redemption value                                            4,077,960               4,077,960
                                                                         ---------------        ---------------
Stockholders' Equity

     Preferred stock, $.0001 par value,
        Authorized 1,000,000 shares, none issued                                      -                      -

     Common stock, $.001 par value,
        Authorized, 20,000,000 shares;
        Issued and  outstanding,  5,000,000  shares  (which  includes
        799,600 shares subject to redemption)                                       500                     500

     Additional paid in capital                                              17,220,535              17,220,535

     Deficit accumulated during the development stage                          (244,458)               (24,765)
                                                                         ---------------        ---------------
     Total stockholders' equity                                              16,976,577              17,196,270
                                                                         ---------------        ---------------
     Total liabilities and stockholders' equity                          $   21,294,823         $    21,393,900
                                                                         ===============        ===============

            See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                            Statements of Operations
                                   (Unaudited)

                                                    For the
                                                  period from
                                                   March 30,                        For the period
                                                      2004                          from March 30,
                                                  (inception)      Nine Months         2004 to            Three Months Ended
                                                  September            Ended        (inception) to  -----------------------------
                                                    30, 2005        September 30,    September 30,  September 30,    September 30,
                                                  (cumulative )        2005             2004           2005             2004
                                                    -----------     -----------     -----------     -------------   -------------




Capital based taxes                              $   123,900     $    69,271     $        --     $    23,090     $        --

Other formation and operating costs                   26,473          13,903           7,863             188           7,302

Consulting and other professional fees               303,286         295,118              --          54,590              --

Legal and accounting fees                             98,778          74,231              --          33,368              --

Travel                                                84,320          69,129              --          24,892              --
                                                 -----------     -----------     -----------     -----------     -----------
Operating loss                                      (636,757)       (521,652)         (7,863)       (136,128)         (7,302)

Interest expense                                        (619)             --            (619)             --            (350)

Interest income                                      392,918         301,959          10,592         134,227          10,592
                                                 -----------     -----------     -----------     -----------     -----------
(Loss) income before taxation                       (244,458)       (219,693)          2,110          (1,901)          2,940

Provision for income taxes                                --              --             650              --             650
                                                 -----------     -----------     -----------     -----------     -----------
Net (loss) income                                $  (244,458)    $  (219,693)    $     1,460     $    (1,901)    $     2,290
                                                 ===========     ===========     ===========     ===========     ===========
Weighted  average  number  of  shares - basic                      5,000,000       1,691,892       5,000,000       2,391,304
   and diluted                                                   ===========     ===========     ===========     ===========

Net (loss) per share - basic and diluted                         $     (0.04)    $      0.00     $     (0.00)    $      0.00
                                                                 ===========     ===========     ===========     ===========

            See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                 Statements of Stockholders' Equity (unaudited)
      For the period from March 30, 2004 (inception) to September 30, 2005

                                                                                             Deficit
                                                                                           accumulated
                                                                          Additional        during the
                                                                            paid-in        development      Stockholders'
                                                   Common Stock             capital           stage             Equity
                                          ----------------------------    ------------     ------------     ------------
                                             Shares          Amount
                                          ------------    ------------
Common shares issued April 22, 2004
   at $.0333 per share                      750,000    $         75    $     24,900     $         --     $     24,975

Common shares issued April 22, 2004
   at $.0001 per share                      250,000              25              --               --               25

Sale of 4,000,000 shares, net of
   underwriters' discount and
   offering expenses (includes
   799,600 shares subject to
   possible redemption)                   4,000,000             400      21,273,495               --       21,273,895

Proceeds subject to possible
   redemption                                    --              --      (4,077,960)              --       (4,077,960)

Proceeds from issuance of option                 --              --             100               --              100

Net loss                                         --              --              --          (24,765)         (24,765)
                                       ------------    ------------    ------------     ------------     ------------
Balance at December 31, 2004              5,000,000             500      17,220,535          (24,765)      17,196,270

Net loss                                         --              --              --         (219,693)        (219,693)
                                       ------------    ------------    ------------     ------------     ------------
Balance at September 30, 2005             5,000,000    $        500    $ 17,220,535     $   (244,458)    $ 16,976,577
                                       ============    ============    ============     ============     ============

            See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                       Statement of Cash Flows (unaudited)
                March 30, 2004 (inception) to September 30, 2005


                                                                    For the period from                        For the period
                                                                      March 30, 2004         Nine Months       from March 30,
                                                                      (inception) to       Ended September    2004 (inception)
                                                                    September 30, 2005           30,          to September 30,
                                                                       (cumulative)             2005                 2004
                                                                      ------------        ------------           ------------
Cash flows from operating activities
    Net Income (loss)                                                 $   (244,458)       $   (219,693)       $      1,460
    Adjustments to reconcile net loss to net cash used in
      operating activities:
           Increase (decrease) in prepaid expenses                          (1,833)              5,500             (10,083)
           Increase in accrued expenses                                    142,118              45,174               7,574
           Increase in deferred interest                                    98,168              75,443               2,646
           Interest earned on investment held in trust                    (491,055)           (381,291)             (9,318)
                                                                      ------------        ------------        ------------
Net cash used in operating activities                                     (497,060)           (474,868)             (7,721)
                                                                      ------------        ------------        ------------
Cash flows from investing activities
    Purchases of treasury bills held in trust                          (82,560,466)        (62,160,972)        (20,399,494)
    Proceeds on disposal of treasury bill held in trust                 62,161,000          62,161,000                  --
    Money market funds held in trust                                          (564)              3,862              (4,426)
                                                                      ------------        ------------        ------------
Net cash provided by (used in) investing activities                    (20,400,030)              3,890         (20,403,920)
                                                                      ------------        ------------        ------------
Cash flows from financing activities
    Proceeds from note payable, stockholder                                 35,000                  --              35,000
    Proceeds from sales of common stock                                     25,000                  --              25,000
    Repayment of note payable, stockholder                                 (35,000)                 --                  --
    Gross proceeds of public offering                                   24,000,000                  --          24,000,000
    Payment of costs of public offering                                 (2,726,105)                 --          (2,708,096)
    Proceeds from issuance of option                                           100                  --                 100
                                                                      ------------        ------------        ------------
Net cash provided by financing activities                               21,298,995                  --          21,352,004
                                                                      ------------        ------------        ------------
Net increase (decrease) in cash                                            401,905            (470,978)            940,363

Cash at beginning of period                                                     --             872,883                  --
                                                                      ------------        ------------        ------------
Cash at end of period                                                 $    401,905        $    401,905        $    940,363
                                                                      ============        ============        ============

            See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                      (A Corporation in Development Stage)
                   Notes to the Unaudited Financial Statements
          Three Months and Six Months Ended September 30, 2005 and 2004

1.    Basis of Presentation

      The financial statements of China Mineral Acquisition Corporation (the "Company") at September 30, 2005, for the three months ended September 30, 2005 and September 30, 2004, the nine months ended September 30, 2005, the period from March 30, 2004 (inception) to September 30, 2004 and the period from March 30, 2004 (inception) to September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2005, the results of its operations for the three months September 30, 2005 and September 30, 2004, and the results of its operations and cash flows for the nine months ended September 30, 2005, the period from March 30, 2004 (inception) to September 30, 2004 and the period from March 30, 2004 (inception) to September 30, 2005 (cumulative). Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

      The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.    Organization And Business Operations

      The Company was incorporated on March 30, 2004 as a blank check company whose objective is to acquire a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals ("Business Combination"). The registration statement for the Company's initial public offering (the "Offering") was declared effective August 24, 2004. The Company consummated the Offering on August 30, 2004 and received net proceeds of approximately $21,274,000. An amount of $20,400,000 of the net proceeds of the Offering was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of the (i) consummation of the Company's first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. Substantially all of this amount have been invested in Treasury Bills. The Treasury Bills have been accounted for as a trading security, and is recorded at its market value. The investments held in trust amounted to approximately $20,891,085 at September 30, 2005. The excess of market value over cost, exclusive of the deferred interest described below, are included in interest income in the accompanying statement of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

      The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. If stockholders ("Public Stockholders") owning 20% or more of the stock issued in the Offering, vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares for cash. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying balance sheets and 19.99% of the related interest earned on the Treasury Bills has been recorded as deferred interest.

      With respect to the Business Combination, all of the Company's stockholders prior to the Offering, have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the Public Stockholders holding a majority of the shares sold in the Offering. After consummation of the Business Combination, all of these voting safeguards terminate.

      The Company's Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company, without stockholder approval, if the Company did not consummate a Business Combination on February 28, 2006 (18 months from the date of the consummation of the Offering), or August 30, 2006 (24 months from the date of the consummation of the Offering) if certain extension criteria were satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (as defined in Note 3).

3.    Initial Public Offering

      On August 30, 2004, the Company sold 4,000,000 units ("Units") in the Offering. Each Unit consists of one share of the Company's common stock, par value $.0001 per share (the "Common Stock"), and two redeemable common stock purchase warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share commencing upon the completion of a Business Combination with a target business. The Warrants expire on August 24, 2009. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 300,000 Units at an exercise price of $7.50 per Unit. The warrants underlying such Units are exercisable at $6.65 per share.

4.    Commitments

      In January 2005, the Company entered into agreements with three unaffiliated parties to assist it with, among other things, identifying and selecting qualified target business candidates. The first of these parties was entitled to a monthly retainer of $15,000 and, under certain circumstances, a finder's fee in the amount of 1% of the acquisition value of a qualified business combination. This agreement terminated in July 2005. Included in the statement of operations for the three month and nine month periods ended September 30, 2005 were $0 and $90,000, respectively, relating to this agreement. The second of these parties is entitled to a monthly retainer of $10,000 per month, plus costs and expenses, and a success fee of 2% of the acquisition value of a qualified business combination. Included in the statements of operations for the three month and nine month periods ended September 30, 2005 were approximately $42,730 and $129,730, respectively, relating to this agreement. This agreement terminates on the earlier of the completion by the Company of a qualified business combination and January 2006. The finder's fee and the success fee, if any, will be payable by the Company on the closing date of the business combination and may be payable in cash and/or restricted shares of the Company, at the Company's option. The third of these parties is not entitled to any monthly retainer fees, but will be entitled to a finder's fee of 1.8% should the Company consummate a business combination with an entity introduced to it by this party. This agreement expires on January 10, 2007.

      In April 2005, the Company entered into an agreement with an unaffiliated party to assist it in identifying and selecting a qualified target business. The Company agreed to pay a one-time $50,000 fee, which is reflected in the statements of operations for the nine months ended September 30, 2005. This party is not entitled to any finder's fee or success fee should the Company consummate a business combination with a target business referred to it by this party. The agreement with this party terminates in April 2006.

5.    Preferred Stock

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2005, no shares of preferred stock are outstanding.

6.    Common Stock

      At September 30, 2005, 8,900,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the underwriter's unit purchase option.

7.    Earnings Per Share

      Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The loss per share calculation excludes the effect of the outstanding option and Warrants, since the Company incurred a net loss during the periods and thus their effect would have been anti-dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this quarterly report on Form 10-QSB.

Forward-Looking Statements

      The statements discussed in the quarterly report on Form 10-QSB include forward looking statements that involve risks and uncertainties and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

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

Plan of Operation

      We had a net loss of $1,901 for the three months ended September 30, 2005 as compared to net income of $2,290 for the three months ended September 30, 2004. For the three months ended September 30, 2005, we incurred $23,090 of capital based taxes, $188 of formation and other operating costs, $54,590 for consulting and other professional fees, $33,368 for legal and accounting fees and $24,892 of travel expenses, offset by interest income on the trust fund investments of $134,227, as compared to the same period in 2004 when we incurred only $7,302 of expenses in connection with formation and operating costs and $350 of interest expense, offset by interest income on the trust fund investments of $10,592.

      For the nine months ended September 30, 2005, we had a net loss of $219,693. During the nine months ended September 30, 2005, we incurred $69,271 of capital based taxes, $13,903 of other formation and operating costs, $295,118 of consulting and other professional fees, $74,231 of legal and accounting fees and $69,129 of travel expenses, offset by interest income on the trust fund investments of $301,959. For the period from March 30, 2004 (inception) to September 30, 2004, we had net profit of $1,460. During this period, we incurred $7,863 of other formation and operating costs, interest expense of $619 and a provision for income taxes of $650, offset by interest income on the trust fund investments of $10,592.

      Net loss of $244,458 for the period from March 30, 2004 (inception) to September 30, 2005 consisted of $123,900 of capital based taxes, $26,473 of other formation and operating costs, and $303,286 for consulting and other professional fees, $98,778 for legal and accounting fees, travel expenses of $84,320 and interest expense of $619, offset by interest income on the trust fund investment of $392,918.

      We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. As of September 30, 2005, we have $401,905 available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. If we effect a business combination, the Offering proceeds not otherwise expended in consummating the acquisition will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate until such time as we are able to consummate a business combination or otherwise liquidate. We do not believe we will need to raise additional funds, other than those funds we raised in our initial public offering, in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

      In January 2005, we entered into agreements with three unaffiliated parties to assist us with, among other things, identifying and selecting qualified target business candidates. The first of these parties was entitled to a monthly retainer of $15,000 and, under certain circumstances, a finder's fee in the amount of 1% of the acquisition value of a qualified business combination. Included in our statement of operations for the three month and nine month periods ended September 30, 2005 were $0 and $90,000, respectively, relating to this agreement, which expired pursuant to its terms in July 2005. The second of these parties is entitled to a monthly retainer of $10,000 per month, plus costs and expenses, and a success fee of 2% of the acquisition value of a qualified business combination. Included in our statements of operations for the three month and nine month periods ended September 30, 2005 were $42,730 and $129,730, respectively, relating to this agreement. This agreement terminates the earlier of our completion of a qualified business combination and January 2006. The finder's fee and the success fee, if any, will be payable by us on the closing date of the business combination and may be payable in cash and/or restricted shares of our company, at our option. The third of these parties is not entitled to any monthly retainer fees, but will be entitled to a finder's fee of 1.8% should we consummate a business combination with an entity introduced to us by this party. This agreement expires on January 10, 2007.

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

      We will be forced to liquidate if we do not sign a letter of intent, an agreement in principle or a definitive agreement by February 28, 2006 with a target business in connection with a business combination. If we sign such an agreement, we will have an additional six months to consummate the business combination with such target business.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation as of September 30, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There were no changes in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

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

      We paid a total of $1,800,000 in underwriting discounts and commissions and approximately $926,000 for other costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into a trust fund and the remaining proceeds of $874,000 are to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. Through September 30, 2005, we have used approximately $472,095 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of September 30, 2005, there was approximately $20,891,085 held in the trust fund.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters To a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

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

                                 CHINA MINERAL ACQUISITION CORPORATION
                                 (Registrant)

Date:  November 14, 2005         By: /s/ Simon Mu
                                    ------------------
                                    Name: Simon Mu
                                    Title: President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  November 14, 2005         By: /s/ Bing Zhao
                                    -------------------
                                    Name: Bing Zhao
                                    Title: Chief Financial Officer
                                    (Principal Financial Officer)