Form 10KSB
period 2005-12-31
China Mineral Acquisition CORP
filed 2006-04-17
CIK 1288633

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2005

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________
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

   Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants to purchase shares of Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES |_| NO |X|

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES |X| NO |_|

The issuer's revenues for the year ended December 31, 2005 were $0.

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the issuer was approximately $20,800,000 based on the closing bid price of $5.20 per share of common share as reported by the OTC Bulletin Board on March 24, 2006.

As of March 24, 2006, there were 5,000,000 shares of the issuer's common stock outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                              Page
PART I..........................................................................................................1

         Item 1.   Description of Business......................................................................1

         Item 2.   Description of Property.....................................................................19

         Item 3.   Legal Proceedings...........................................................................19

         Item 4.   Submission of Matters to a Vote of Security Holders.........................................19

PART II........................................................................................................19

         Item 5.   Market for Common Equity and Related Stockholder Matters....................................19

         Item 6.   Management's Discussion and Analysis or Plan of Operation...................................20

         Item 7.   Financial Statements........................................................................22

         Item 8.   Changes In and Disagreements with Accountants on Accounting and
                   Financial Disclosure........................................................................22

         Item 8A.  Controls and Procedures.....................................................................22

         Item 8B.  Other Information...........................................................................23

PART III.......................................................................................................23

         Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
                   Section 16(A) of the Exchange Act...........................................................23

         Item 10.  Executive Compensation......................................................................25

         Item 11.  Security Ownership of Certain Beneficial Owners and Management..............................26

         Item 12.  Certain Relationships and Related Transactions..............................................29

         Item 13.  Exhibits....................................................................................29

         Item 14.  Principal Accountant Fees and Services......................................................31

INDEX TO FINANCIAL STATEMENTS.................................................................................F-1

                                     PART I.

Item 1.       Description of Business

      China Mineral Acquisition Corporation is a blank check company organized on March 30, 2004 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the People's Republic of China ("PRC"). On August 30, 2004, we consummated our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants. Each warrant will entitle the holder to purchase from us one share of our common stock at an exercise price of $5.00 per share. The units sold in our initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,000,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into a trust fund and the remaining proceeds of $874,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing operating expenses. From March 30, 2004 (the date of our inception) through December 31, 2005, we have used approximately $657,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was approximately $21,072,186 held in the trust fund.

      On February 23, 2006, we announced that we had entered into a Memorandum of Understanding (MOU) with Ivanhoe Energy Inc. and its subsidiary, Sunwing Energy Ltd., relating to a proposed business combination with Sunwing. Sunwing is the Chinese oil and gas exploration and production subsidiary of Ivanhoe Energy Inc. (NASDAQ: IVAN). As contemplated by the MOU, and subject to approval of our stockholders and other conditions, we intend to acquire Sunwing in an all-stock transaction, with Ivanhoe becoming the owner of approximately 75-80% of CMA's common stock.

      Sunwing's operating subsidiaries have carried out oil and gas activities in China for over ten years. Sunwing's projects include a royalty interest in the Daqing oil field, a 100% working interest in the Kongnan enhanced oil recovery (EOR) project at Dagang, in Hebei Province, and a large natural gas exploration project on a 900,000-acre Zitong block in Sichuan Province. The Kongnan project is being operated by Sunwing under a 30-year production-sharing contract signed in 1997 between a Sunwing subsidiary and China National Petroleum Corporation. Sunwing's gross production in Dagang of approximately 2,050 barrels of oil per day (net 1,680 barrels of oil per day) reflects the recently announced acquisition from CITIC Resources, for $27,286,135, of 40% of the working interest in Dagang, taking Sunwing's working interest share to 100%. Sunwing also recently signed a farmout agreement with Mitsubishi Gas Chemical Corporation (MGC), in which MGC acquired a 10% working interest in the Zitong block for $4 million.

      There is no assurance that the acquisition of Sunwing will be completed, as it is subject to successful completion of business, legal and accounting due diligence, as well as the approval of our stockholders.

      The following is a description of the approach we have used in seeking to complete a business combination. As a result of our MOU with Ivanhoe and Sunwing, however, we intend to focus all our efforts on completing that transaction. Given the timing of the MOU and our charter constraints, we do not believe we could identify and consummate an alternative transaction if the Ivanhoe/Sunwing transaction is not completed.

      Although our efforts in identifying a prospective target business were not limited to a particular industry, we initially focused our search on target businesses in the PRC that are engaged in the minerals industry. Opportunities for market expansion have emerged for businesses with operations in the PRC in these and other industries due to various changes in the PRC's political, economic and social policies as well as other fundamental changes affecting the PRC and its neighboring countries.

      We believe that the PRC represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

      o prolonged economic expansion within the PRC, including gross domestic product growth of approximately 9% on average over the last 25 years, with, according to China's National Bureau of Statistics, growth of 9.1% in 2005;

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

Proposed Industry

      We initially focused our search on proposed target businesses in the PRC that were engaged in the minerals industry. We believe mineral resources are one of the most important components of the PRC economy.

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

      Fast economic growth further accelerates demand for natural resources in the PRC. The PRC is at a stage of rapid industrialization. Similar to the experience of other industrialized countries, the rapid growth of the manufacturing sector in the PRC has resulted in increased consumption of minerals and natural resources. However, due to the limited quantity of certain natural resources in the PRC, the amount of initial investment required to develop and construct a facility to extract such natural resources, and the construction period associated with constructing such a facility, we believe that the natural resource industry's output will, in the near term, be insufficient to meet the demands of the PRC's manufacturing sector. According to the National Bureau of Statistics of China, the PRC's gross domestic product grew approximately 9.1% in 2005. In a paper entitled the "Statistical Communique on the 2003 National Economic and Social Development," published by the National Bureau of Statistics of China on February 26, 2004, the manufacturing sector in the PRC grew approximately 12.5% from 2002 to 2003, while the mining sector grew only approximately 2.5% over the same period. As a result, in 2003, the price of raw materials, energy and power in the PRC increased approximately 4.8% over the previous year while the consumer price index in the PRC increased only 1.2% over the same period of time. We believe the imbalance between the supply of mineral resources available in the PRC and the demands of the PRC's manufacturing sector will become greater as the PRC's economy continues to grow.

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

      Foreign investment in the PRC mineral industry is beginning to change the landscape of the PRC mineral industry. According to the Invest in China website, in 2002 alone, there were about 164 foreign direct investments in the PRC mineral industry amounting to approximately US$381 million. The PRC government has continued to open its mineral industry and further accelerate privatization of the state-owned enterprises in order to increase its domestic capability to supply mineral resources. The PRC government has adopted policies, such as the "Opinions on Further Encouraging Foreign Investment at Present" in August 1999, the revised "Directory of Industries for Foreign Investment" in March 2002, and the revised "Catalogue of Dominant Industries for Foreign Investment in the Central and Western Regions" in July 2004 to encourage foreign capital investments and importation of technology, to exploit the PRC's mineral resources, to make use of foreign markets and foreign mineral resources and to assist Chinese mining enterprises and mineral products in entering the international markets.

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

      While we intend to focus all of our business efforts on completing the transaction with Ivanhoe and Sunwing, as the transaction is subject to approval of our stockholders as well as a satisfactory completion of a business, legal and accounting due diligence, it is possible that we will not complete the transaction with Ivanhoe and Sunwing. Given the timing of the MOU with Ivanhoe and Sunwing and our charter constraints, we do not believe that we could identify and consummate an alternative transaction if the Ivanhoe/Sunwing transaction is not completed. While it is not our current intention, however, we cannot assure you that, in the event that we do not complete the Ivanhoe/Sunwing transaction, management would not attempt to enter into a transaction with a different target business. In the event we complete a business combination with a target business in another industry subject to a regulatory framework in the PRC, we will be subject to PRC laws and regulations, compliance with which may be time-consuming, costly, and subject us to various risks and restrictions on how we operate our business. Even if a target business is not in an industry currently subject to regulations in the PRC, such target business and industry could be affected by new legislation in the PRC. We cannot predict the timing or the effect of future developments in the regulatory framework of any industry in the PRC at this time. If new laws or regulations forbid foreign investment in any of these industries, they could severely impair our ability to complete a business combination with a target business in those sectors.

Effecting a business combination

General

      Although substantially all of the net proceeds of our initial public offering are to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Pursuant to the MOU with Ivanhoe and Sunwing, the proposed business combination is expected to involve the acquisition of Sunwing, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares in the United States, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws.

We have only recently identified a target business

      Since we have only recently identified a target business for a business combination, there is currently no basis for our stockholders to evaluate the possible merits or risks of that target business. Upon successful completion of due diligence review and execution of definitive documentation, we expect to present the proposed business combination to our shareholders for their approval. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

      Prior to entering into the MOU with Ivanhoe and Sunwing, our approach in seeking to complete a business combination involved identifying and analyzing target business candidates brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who presented solicited or unsolicited proposals. Our officers and directors and their affiliates also brought to our attention target business candidates. As of March 31, 2006, there are no agreements with any third party to receive a finder's fee from us in connection with a business combination. Similarly, in no event will we pay any of our existing officers, directors or other Initial Stockholders (as defined below) or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

      Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Although our efforts in identifying a prospective target business were not limited to a particular industry, we initially focused our search on target businesses in the PRC that were engaged in the minerals industry. In evaluating a prospective target business, our management considered, among other factors, the following:

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

      These criteria were not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination was based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating our prospective business combination candidate, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

      As we have only recently identified a specific business combination candidate, the time and costs required to evaluate it and structure and complete the business combination cannot currently be ascertained with any degree of certainty. If a business combination is not ultimately completed, any costs incurred with respect to the evaluation of the prospective target business will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

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

Probable lack of business diversification

      While we are not prohibited from seeking to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success will probably be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may

      o subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination;

      o result in our dependency upon the continued market expansion of a single or limited number of natural resources; and

      o lead to substantial reduction of demand for the natural resources we acquire in case of substitute product or technology being developed in the future.

Limited ability to evaluate the target business' management

      Although we intend to closely scrutinize the management of our prospective business combination candidate, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors, if any, in the target business cannot currently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

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

      In connection with the vote required for any business combination, all of our initial stockholders, which initial stockholders are comprised exclusively of our current officers and directors who purchased shares of our common stock prior to our initial public offering (the "Initial Stockholders"), have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering voting in person or by proxy at the meeting. This voting arrangement shall not apply to shares included in units purchased in the open market by any of our Initial Stockholders, officers and directors. We will proceed with the business combination only if the public stockholders, who own at least a majority of the shares of common stock sold in our initial public offering voting in person or by proxy at the meeting vote in favor of the business combination and less than 20% of the shares held by these public stockholders are converted pursuant to the conversion rights described in the next paragraph.

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

Liquidation if no business combination

      Pursuant to our charter, if we do not complete a business combination within 18 months after August 30, 2004, the date on which we consummated our initial public offering, or within 24 months thereafter if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. As a result of entering into the MOU with Ivanhoe and Sunwing, we have satisfied the extension criteria of our charter and we will have an additional six months in which to complete the business combination contemplated by the MOU. If we are unable to do so by August 30, 2006, we will then liquidate and dissolve. Following our dissolution, we would no longer exist as a corporation. Our Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust fund with respect to our warrants. Because we may be required to liquidate if we fail to consummate a business combination by August 30, 2006, our auditors have raised doubt about our ability to continue as a going concern.

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

      Upon notice from us that we are required to liquidate, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time period.

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

Competition

      In identifying, evaluating and selecting a target business with which to enter into a business combination, we have encountered competition from other entities having a business objective similar to ours. Many of these entities with which we have competed are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited as compared to those of many of these competitors. Further:

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

      We have seen recent increases in commodity prices for minerals to cyclically high levels. Commodities such as coal, iron ore, copper, other base metals and precious metals have reached significantly higher prices worldwide over the last several calendar quarters. These price increases have increased the value of potential target businesses, which, due to our parameters, has limited the number of target businesses in the PRC with which we may complete a business combination.

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

Recent Events

      As described in this report, on February 23, 2006 we entered into an MOU to merge with Sunwing Energy Ltd., the Chinese oil and gas exploration and production subsidiary of Ivanhoe Energy Inc. Pursuant to the MOU, it is proposed that we will acquire Sunwing in an all-stock transaction with Ivanhoe becoming the owner of approximately 75-80% of our common stock.

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

Since we have only recently selected a target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

      Since we have only recently identified a prospective target business and entered into a memorandum of understanding with respect to a proposed business combination, and are currently conducting business, legal and accounting due diligence, our stockholders have no current basis to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with Sunwing, we may be affected by numerous risks inherent in its business operations. Additionally, while we intend to focus all of our business efforts on completing the transaction with Ivanhoe and Sunwing, as the transaction is subject to approval of our stockholders as well as a satisfactory completion of business, legal and accounting due diligence, it is possible that we will not complete the transaction. Given the timing of the MOU and our charter constraints, we do not believe that we could identify and consummate an alternative transaction if the Ivanhoe/Sunwing transaction is not completed. While it is not our current intention, however, we cannot assure you that, in the event that we do not complete the Ivanhoe/Sunwing transaction, management would not attempt to enter into a transaction with a different target business. In addition, to the extent we complete a business combination with a company that is not engaged in the minerals industry, we may face other risks not described in this annual report on Form 10-KSB, including, but not limited to risks associated with government regulations, environmental regulations, insurance regulations and other risks not known to us at this time. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units, common stock or warrants will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

The PRC has and continues to enact regulations in our target business' proposed industry segments that prohibit or restrict foreign investment. Any changes to these regulations or the enactment of additional regulations could severely impair our ability to consummate a business combination.

      We focused our search on businesses in the PRC that are engaged in the mining of minerals. The PRC has enacted a series of laws and regulations affecting the mining industry over the past 20 years. The "China Mineral Resources Law" declares state ownership of all mineral resources in the PRC. However, mineral exploration rights can be bought and traded by foreign owned PRC companies. Under the law, the central government has issued various rules and regulations and it also publishes the "Guidance on Foreign Direct Investment" and the "Guiding Catalogue of Foreign Investment Projects," which classify into four categories the industries and specific types of minerals in the PRC and their availability to foreign direct investment, which categories are either: "encouraged", "permitted", "restricted" or "prohibited." Subject to the type of mineral resource to be explored, companies exploring "restricted" mineral resources may be required to take a specific corporate form (such as a joint venture or cooperative joint venture) with a PRC national or to be majority owned by a PRC national, such PRC national being either a legal person (for example, a corporation or a partnership) or a natural person (an individual). If the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

      o     levying fines;

      o     revoking our business and other licenses;

      o     requiring that we restructure our ownership or operations; and

      o requiring that we discontinue any portion or all of our mineral resources related business.

The PRC may enact regulations to prohibit or restrict foreign investment in industries currently without a regulatory framework or it could impose additional regulations in industries for which a regulatory framework presently exists.

      The PRC has enacted regulations for various industry segments to prohibit or restrict foreign investment. Many of the rules and regulations in the PRC that we may face may not be explicitly communicated and there may be uncertainties regarding proper interpretations of current and future laws and regulations in the PRC. In addition, the PRC may enact regulations to prohibit or restrict foreign investment in industries currently without a regulatory framework. All of these factors could severely impair our target business' operations. As noted in the risk factor above, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation.

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

      The PRC currently "pegs" its currency to the United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries' currencies. This policy is currently under review by policy-makers in the United States. Trade groups in the United States have blamed the value of the Chinese currency for causing job losses in American factories, giving Chinese exporters an unfair advantage and making U.S. exports to China expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, the United States Congress is considering legislation that would require the United States treasury secretary to report to Congress whether the PRC is manipulating its currency to gain a trade advantage. If Congress deems this to be the case, tariffs would be imposed on Chinese imports in addition to those already in force. If additional tariffs are imposed, it is possible that China-based companies will no longer maintain the significant price advantages over foreign companies, including the United States, on their goods and services. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our target companies are likely to be adversely affected since the current competitive advantages that exist as a result of existing currency policies will cease.

If we are able to consummate a business combination with a target business in the PRC, there may be risks associated with operating a mineral resource-related company which may affect our eventual operations.

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

Any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles.

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

      According to the PRC's applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the "Applicable Foreign Enterprises Tax Law"), income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. Currently, profits derived by a stockholder, such as through dividends, from a PRC enterprise is exempted. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our stockholders to pay corporate withholding taxes.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 6,100,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Broadband Capital Management, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no definitive agreement as of the date of this annual report to issue our securities, we will, if it is completed, issue a substantial number of additional shares of our common stock in the proposed acquisition of Sunwing. The issuance of additional shares of our common stock or any number of shares of our preferred stock may:

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

      o     solely dependent upon the performance of a single business; or

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

      We have encountered intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses has been limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction; our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination; and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

      Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have only recently identified a prospective target business, we cannot ascertain the capital requirements for the proposed business combination contemplated by the MOU. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

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

      In connection with our initial public offering, as part of the units, we issued warrants to purchase 8,000,000 shares of our common stock. We also issued an option to purchase 300,000 units to the representative of the underwriters which will, if exercised, result in the issuance of an additional 600,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not provided for.

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

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which will require the devotion of substantial financial and personnel resources, will need to be undertaken by us. Given that we have not commenced this formal process, that a company with which we may complete a business combination may not have commenced this formal process as it is not required to under the laws of the PRC, and that guidance from United States regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability, including our ability after we complete a business combination, to comply by applicable deadlines.

Item 2.       Description of Property

      We maintain our executive offices at 210 East 85th Street, Suite 16, New York, New York 10028 pursuant to an agreement with Awaken Advisors Inc. We pay Awaken Advisors a monthly fee of $1,000 which is for general and administrative services including office space, utilities and secretarial support and consulting services, including investor relations, preparation of secondary offering materials and acquisition assistance. We consider our current office space adequate for our current operations.

Item 3.       Legal Proceedings

      We are not currently a party to any pending material legal proceeding.

Item 4.       Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                    PART II.

Item 5.       Market for Common Equity and Related Stockholder Matters

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

                                                                   OTC Bulletin Board
                                         China Mineral
                                          Common Stock           China Mineral Warrants       China Mineral Units
                                       High          Low           High          Low           High          Low
2005
Fourth Quarter                         5.25          5.06          0.59          0.38          6.30          5.90
Third Quarter                          5.15          4.90          0.66          0.44          6.55          5.91
Second Quarter                         5.16          4.70          0.61          0.39          6.50          5.95
First Quarter                          5.30          4.90          0.90          0.53          7.00          6.39

2004
Fourth Quarter                         5.00          4.65          0.52          0.52          6.36          5.70
Third Quarter(1)                       4.72          4.70          0.57          0.57          6.06          5.80

(1) Our common stock and warrants commenced quotation on the Over-the-Counter Bulletin Board on September 23, 2004 and our units commenced quotation on the Over-the-Counter Bulletin Board on August 30, 2004.

Holders

      As of March 24, 2006, there was one of record of our units, six holders of record of our common stock and one holder of record of our warrants. We believe there is a substantial number of beneficial owners of our securities.

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

Recent Sales of Unregistered Securities

      None.

Item 6.       Management's Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies

      Investments Held in Trust

      Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

      Deferred Interest

      Deferred interest consists of 19.99% of the interest earned on the investments held in trust.

      Income Taxes

      We account for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Statutory taxes not based on income are included in general and administrative expenses.

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

      On February 23, 2006, we entered into a Memorandum of Understanding (MOU) with Ivanhoe Energy Inc. and its subsidiary, Sunwing Energy Ltd., relating to a proposed business combination with Sunwing. Sunwing is the Chinese oil and gas exploration and production subsidiary of Ivanhoe Energy Inc. (NASDAQ: IVAN). As contemplated by the MOU, and subject to approval of our stockholders and other conditions, we intend to acquire Sunwing in an all-stock transaction, with Ivanhoe becoming the owner of approximately 75-80% of our common stock. Sunwing's operating subsidiaries have carried out oil and gas activities in China for over ten years. Sunwing's projects include a royalty interest in the Daqing oil field, a 100% working interest in the Kongnan enhanced oil recovery
(EOR) project at Dagang, in Hebei Province, and a large natural gas exploration project on a 900,000-acre Zitong block in Sichuan Province. The Kongnan project is being operated by Sunwing under a 30-year production-sharing contract signed in 1997 between a Sunwing subsidiary and China National Petroleum Corporation. Sunwing's gross production in Dagang of approximately 2,050 barrels of oil per day (net 1,680 barrels of oil per day) reflects the recently announced acquisition from CITIC Resources, for $27,286,135, of 40% of the working interest in Dagang, taking Sunwing's working interest share to 100%. Sunwing also recently signed a farmout agreement with Mitsubishi Gas Chemical Corporation (MGC), in which MGC acquired a 10% working interest in the Zitong block for $4 million.

      There is no assurance that the acquisition of Sunwing will be completed, as it is subject to successful completion of business, legal and accounting due diligence, as well as the approval of our stockholders.

Plan of Operation

      We had net loss of $228,046 for the period ended December 31, 2005 and a net loss of $252,811 for the period from March 30, 2004 (Inception) to December 31, 2005 as a result of operating expenses in connection with, among other things, our initial public offering, our filing reports under the Securities Exchange Act of 1934 and costs related to locating a target business. For the year ended December 31, 2005, we incurred $81,364 of travel expenses, $455,065 for legal, accounting, consulting and other professional fees, $17,433 for other formation and operating costs, $22,500 of costs related to capital based taxes and $98,541 of income taxes. We had interest income on the Trust Fund investment of $446,857 during the year ended 2005 and $537,816 for the period from March 30, 2004 (Inception) to December 31, 2005.

      We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to structure, negotiate and consummate the business combination with Ivanhoe/Sunwing in as contemplated by the MOU. It is anticipated that our capital stock will be used in whole or in part as consideration to effect the business combination with Ivanhoe/Sunwing, and the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. As of December 31, 2005, we had approximately $242,000 in cash. We anticipate that the costs required to consummate the acquisition with Ivanhoe/Sunwing will greatly exceed our available cash, and that we will not be able to do so without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses). We expect these expenses would ultimately be borne by the combined company if the proposed Ivanhoe/Sunwing acquisition is completed. If it is not, they would be subject to the indemnification obligations to the Company of all of our current officers and directors. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the trust fund, which could ultimately deplete the trust fund and reduce the stockholder's current pro rata portion of the trust account upon liquidation. See "Risk Factors - Because some of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments against them in the PRC."

Off-Balance Sheet Arrangements

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to the December 31, 2005 financial statements for a discussion of outstanding options and warrants.

Item 7.       Financial Statements

      Please see the financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-KSB and incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A.      Controls and Procedures

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, such officers have concluded that, as of December 31, 2005, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

Item 8B.      Other Information

      None.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Our current directors and executive officers are as follows:

      Name            Age                       Position
-----------------  ----------  -------------------------------------------------

Daniel Kunz           53       Chairman of the Board of Directors

Dr. Simon Mu          48       Chief Executive Officer, President and Director

Dr. Bing Zhao         43       Chief Financial Officer, Secretary and Director

Cui Guisheng          59       Director

Xiao Ma               40       Director

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

      Dr. Bing Zhao has served as our Chief Financial Officer, Secretary and a member of our board of directors since April 2004. Dr. Zhao has over 12 years experience in structured finance and trading services. His specialties are in structuring and placement of asset-backed securities involving credit enhancement arrangements and various commodity/natural resources related trade finance expertise. Dr. Zhao is the co-founder and a Director of Capital Bridge Investment Ltd., a Chinese company specializing in mergers, acquisitions and distressed debt financing in China, since August 2003. From 1999 to the present, Dr. Zhao has served as the Managing Director of Simplex Capital Asia Limited, an investment advisory firm. From January 2000 to December 2001, he served as Executive Director of Central China Enterprises Limited, a Hong Kong publicly listed company with investments in power, coking coal manufacturing and a broadband cable network. From April 2000 to December 2001, he served as Managing Director of China Hi-Tech Group Limited, a Shanghai Stock Exchange Listed company specializing in venture capital financings. From 1998 to 1999, Dr Zhao served as Managing Director of the Asia Growth Fund Limited, a hedge fund he co-founded that specialized in credit and interest rate arbitrage trading. From September 1992 to May 1997, he was a Vice President at Salomon Brothers at its proprietary desk trading structured products. He is also a registered investment adviser under the Securities Ordinance of Hong Kong and has counseled numerous listed and non-listed companies in Hong Kong and Mainland China on investment strategies and risk management techniques. Dr. Zhao holds a Master's degree in Applied Mathematics from Illinois Institute of Technology and a Ph.D. in Operational Research from Columbia University. He has a B.S. in Mechanical Engineering from the University of Science and Technology, China.

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

      To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

Item 10.      Executive Compensation

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2006, by:

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

                                                                             Amount and
                                                                             Nature of
                                                                             Beneficial
                Name and Address of Beneficial Owner                         Ownership           Percent of Class
-------------------------------------------------------------------------- ---------------- ------------------------
North Pole Capital Master Fund                                                 465,500                 8.8%
372 Bay Street, 21st Floor
Toronto, Ontario M5H 2W9 Canada

Roger Feldman(2)                                                               419,603                 8.4%
Harvey Hanerfeld(2)
1919 Pennsylvania Avenue, NW
Suite 725
Washington, D.C. 20006

Barry Rubenstein(3)                                                            338,200                 6.8%
68 Wheatley Road
Brookville, NY 11545

DKR Capital Partners L.P.(4)                                                   310,000                 6.1%
1281 East Main Street
Stamford, CT  0902

Sapling, LLC(5)                                                                275,000                 5.5%
535 Fifth Avenue
31st Floor
New York, NY 10017

Daniel Kunz(6)(7)(10)                                                          250,000                 5.0%
1509 Tyrell Lane, Suite B
Boise, ID 83706

                                                                             Amount and
                                                                             Nature of
                                                                             Beneficial
                Name and Address of Beneficial Owner                         Ownership           Percent of Class
-------------------------------------------------------------------------- ---------------- ------------------------
Dr. Simon Mu(7)(8)(10)                                                         250,000                 5.0%
Two Pacific Place, Suite 2021
88 Queensway, Hong Kong

Dr. Bing Zhao(7)(9)(10)                                                        250,000                 5.0%
Two Pacific Place, Suite 2021
88 Queensway, Hong Kong

Cui Guisheng(7)(10)                                                            125,000                 2.5%
Room 1507 Convention Plaza
Office Tower, 1 Harbour Road
Wai Chai, Hong Kong

Xiao Ma (7)(10)                                                                125,000                 2.5%
Room B-2008
Room B-2008 Zhongshen Garden, Caitian Rd.,
Futian District, Shenzhen, PRC

All directors and executive officers as a group (5 individuals)              1,000,000                20.0%

-------------------------
* Less than 1%

(1) Polar Securities Inc. serves as the investment manager to North Pole Capital Master Fund with respect to which it has voting and dispositive authority over some of such shares. Paul Sabourin is the Chief Executive Officer and Chief Investment Officer of Polar Securities Inc. and, as such, may be deemed to have direct beneficial ownership of such shares. John Paul Cahill serves as a trader for Polar Securities, Inc. and has discretionary authority over the investments of North Pole Capital Master Fund, in which capacity he may be deemed to have indirect beneficial ownership of such shares. Kamran Siddiqui serves as a portfolio manager for Polar Securities Inc. and has discretionary authority over the investments of North Pole Capital Master Fund, in which capacity he may be deemed to have indirect beneficial ownership of such shares. The foregoing information was derived from a Schedule 13G filed with the SEC on October 20, 2005.

(2) As sole stockholders, directors and executive officers of West Creek Capital, Inc., a Delaware corporation that is the general partner of West Creek Capital, L.P., a Delaware corporation that is the general partner of West Creek Capital, L.P., a Delaware limited partnership that is the investment adviser to (i) West Creek Partners Fund L.P., a Delaware limited partnership (the "Fund") and (ii) certain private accounts (the "Accounts"), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 242,000 shares of common stock owned by the Fund and the 20,500 shares of common stock held in the Accounts. As voting members of Cumberland Investment Partners, L.L.C., a Delaware limited liability company ("Cumberland"), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 157,103 shares of common stock owned by Cumberland. All of the foregoing information was derived from a Schedule 13G filed jointly by Roger Feldman and Harvey Hanerfeld with the SEC on October 22, 2004 and amended February 14, 2006.

(3) Includes (i) 220,000 shares of common stock held by Woodland Partners, of which Mr. Rubenstein is the general partner and with respect to which Mr. Rubenstein has shared voting and dispositive power with his wife, Marilyn Rubenstein, and (ii) 118,200 shares of common stock owned by the Barry Rubenstein Rollover IRA account, over which Mr. Rubenstein has sole voting and dispositive power. Does not include 55,000 shares of common stock issuable upon exercise of warrants held by Woodland Partners or 340,000 shares of common stock issuable upon exercise of warrants held by the Barry Rubenstein Rollover IRA account, which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on February 3, 2005 and amended January 19, 2006.

(4) Includes 210,000 shares of common stock and 100,000 warrants. DKR Capital Partners L.P. a registered investment advisor, is the investment manager of DKR SoundShore Strategic Holding Fund Ltd. DKR Capital Partners L.P. is also the managing general partner of DKR Oasis Management Company L.P., which is the investment manager of DKR SoundShore Oasis Holding Fund Ltd. As such, each of DKR Capital Partners L.P. and DKR Oasis Management Company L.P. has the right to vote, or to direct the vote of, such securities. The foregoing information was derived from a Schedule 13G filed with the SEC on February 15, 2006.

(5) Sapling, LLC has shared voting and dispositive power for the shares listed in the table above. All of the foregoing information was derived from a
      Schedule 13G filed by Sapling, LLC with the SEC on January 28, 2005.

(6)   Daniel Kunz is our chairman of the board.

(7)   Each of these individuals is a member of our board of directors.

(8)   Dr. Simon Mu is our chief executive officer and president.

(9)   Dr. Bing Zhao is our chief financial officer and secretary.

(10) Does not include: 330,738 shares of common stock issuable upon exercise of warrants held by Daniel Kunz, 338,430 shares of common stock issuable upon exercise of warrants held by Simon Mu, 330,700 shares of common stock issuable upon exercise of warrants held by Bing Zhao, 153,815 shares of common stock issuable upon exercise of warrants held by Cui Guisheng, and 153815 shares of common stock issuable upon exercise of warrants held by Xiao Ma.

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

Item 12.      Certain Relationships and Related Transactions

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

      Fu & Tong LLC agreed that, commencing August 2004 through the acquisition of a target business, it will make available to us certain office and secretarial services, as we may require from time to time. We agreed to pay Fu & Tong LLC $500 per month for these services. As of November 1, 2004, we terminated our arrangement with Fu & Tong LLC and entered into an arrangement with Awaken Advisors Inc., who currently provides us with office, secretarial and consulting services for $1,000 per month.

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

Item 13.      Exhibits

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

         31.1*             Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2*             Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1*             Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2*             Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1              Press release dated February 23, 2006(2).

-------------------------
* Filed herewith

We do not have any management contracts or compensatory plans or arrangements.

(1) Incorporated herein by reference to the Registration Statement of the Registrant on Form S-1 (Registration No. 333-115999).

(2) Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 23, 2006.

Item 14.      Principal Accountant Fees and Services

      The firm of Goldstein, Golub, Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

AUDIT FEES

      We have been billed or expect to be billed $30,245 and $46,993, in the aggregate, for professional services rendered by our auditors for the fiscal year ended December 31, 2005 and for the period from March 30, 2004 (Inception) to December 31, 2004, respectively, for the audit of our annual financial statements for each of these fiscal years and the review of the interim financial statements included in our Form 10-QSBs. For the fiscal year ended 2004, the services performed included preparation of financial statements included in the Prospectus filed with the Securities and Exchange Commission on August 25, 2004.

AUDIT RELATED FEES

      During the fiscal year ended December 31, 2005 and the period from March 30, 2004 (Inception) to December 31, 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

      TBS rendered professional services for tax compliance and tax advice totaling $3,000 during the fiscal years ended December 31, 2005 relating to our 2004 tax returns.

ALL OTHER FEES

      During the fiscal year ended December 31, 2005 and for the period from March 30, 2004 (Inception) to December 31, 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

      We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                       CHINA MINERAL ACQUISITION CORPORATION

                                       By: /s/ Simon Mu
                                           -------------------------------------
                                           Simon Mu
                                           Chief Executive Officer and President

      Dated: April 17, 2006

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Simon Mu, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                  Title                                  Date

/s/ Daniel Kunz                         Chairman of the Board                          April 17, 2006
-------------------------------
Daniel Kunz

/s/ Simon Mu                            Chief Executive Officer, President and         April 17, 2006
-------------------------------         Director
Simon Mu

/s/ Bing Zhao                           Chief Financial Officer, Secretary and         April 17, 2006
-------------------------------         Director
Bing Zhao

/s/ Cui Guisheng                        Director                                       April 17, 2006
-------------------------------
Cui Guisheng

/s/ Ma Xiao                             Director                                       April 17, 2006
-------------------------------
Ma Xiao

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm              F-1

Financial Statements:

Balance Sheet                                                        F-2

Statements of Operations                                             F-3

Statements of Stockholders' Equity                                   F-4

Statements of Cash Flows                                             F-5

Notes to Financial Statements                                        F-6 - F-10

             Report of Independent Registered Public Accounting Firm

To the Board of Directors,
China Mineral Acquisition Corporation

We have audited the accompanying balance sheet of China Mineral Acquisition Corporation (a corporation in the development stage) as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from March 30, 2004 (inception) to December 31, 2004 and the cumulative period from March 30, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Mineral Acquisition Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, the period from March 30, 2004 (inception) to December 31, 2004 and the cumulative period from March 30, 2004 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that China Mineral Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, China Mineral Acquisition Corporation will face a mandatory liquidation by August 30, 2006 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 1, in February 2006 China Mineral Acquisition Corporation entered into a Memorandum of Understanding relating to a proposed business combination with Sunwing Energy, Ltd.


/s/ Goldstein Golub Kessler LLP
----------------------------------------
Goldstein Golub Kessler LLP
New York, New York

April 5, 2006

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                                  Balance Sheet

                                                                             December 31,
                                                                                 2005
                                                                            --------------
ASSETS
    Current assets
    Cash                                                                    $      242,154
    Investments held in trust fund                                              21,072,186
                                                                            --------------
    Total current assets                                                        21,314,340

    Deferred tax assets                                                            169,414
                                                                            --------------
   Total current assets                                                     $   21,483,754
                                                                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accrued expenses                                                        $       81,403
    Income and capital taxes payable                                               221,797
    Deferred interest                                                              134,370
                                                                            --------------

    Total current liabilities                                                      437,570
                                                                            --------------

    Common stock subject to possible redemption,
    799,600 shares at redemption value                                           4,077,960
                                                                            --------------

    Commitments and contingency

Stockholders' equity
    Preferred stock, $.0001 par value
    Authorized 1,000,000 shares, none issued                                            --
    Common stock, $.0001 par value
    Authorized 20,000,000 shares
    Issued and outstanding 5,000,000 shares
    (which includes 799,600 shares subject to possible redemption)                     500
    Additional paid-in capital                                                  17,220,535
    Deficit accumulated during the development stage                              (252,811)
                                                                            --------------
Total stockholders' equity                                                      16,968,224
                                                                            --------------
Total liabilities and stockholders' equity                                  $   21,483,754
                                                                            ==============

              The accompanying notes should be read in conjunction
                         with the financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                            Statements of Operations

                                                                                         For the period from
                                                                 For the period from        March 30, 2004
                                                                   March 30, 2004           (inception) to
                                          For the year ended       (inception) to         December 31, 2005
                                          December 31, 2005       December 31, 2004          (cumulative)
Capital based taxes                        $       22,500           $       48,980          $       71,480
Other formation and operating costs                17,433                   26,387                  43,820
Consulting and other professional fees            353,656                   24,547                 378,203
Legal and accounting fees                         101,409                       --                 101,409
Travel                                             81,364                   15,191                  96,555
                                           --------------           --------------          --------------

Operating loss                                   (576,362)                (115,105)               (691,467)

Interest expenses                                      --                     (619)                   (619)

Interest income                                   446,857                   90,959                 537,816
                                           --------------           --------------          --------------

Net loss before taxes                            (129,505)                 (24,765)               (154,270)

Provision for income taxes                         98,541                       --                  98,541
                                           --------------           --------------          --------------

Net loss                                   $     (228,046)          $      (24,765)         $     (252,811)
                                           ==============           ==============          ==============

Weighted average shares outstanding             5,000,000                2,952,756
                                           ==============           ==============

Net loss per share - basic and diluted     $        (0.05)          $        (0.01)
                                           ==============           ==============

              The accompanying notes should be read in conjunction
                         with the financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                       Statements of Stockholders' Equity
       For the period from March 30, 2004 (inception) to December 31, 2005

                                                                                        Deficit
                                                                                      Accumulated
                                                 Common Stock          Addition        During the
                                              --------------------     paid-in        Development     Stockholders'
                                               Shares      Amount      capital           Stage            Equity
                                              ---------   --------   ------------    --------------    ------------
Common  shares  issued April 22, 2004 at
    $.0333 per share                            750,000   $     75   $     24,900                --    $     24,975
Common  shares  issued April 22, 2004 at
    $.0001 per share                            250,000         25             --                --              25
Sales of 4,000,000 units net of
    underwriters' discount and offering
    expense (including 799,600 shares
    subject to possible redemption)           4,000,000        400     21,273,495                --      21,273,895
Proceeds subject to possible redemption              --         --     (4,077,960)               --      (4,077,960)
Proceeds from issuance of option                     --         --            100                --             100

Net Loss                                             --         --             --    $      (24,765)        (24,765)
                                              ---------   --------   ------------    --------------    ------------

Balance at December 31, 2004                  5,000,000   $    500   $ 17,220,535    $      (24,765)   $ 17,196,270
                                              ---------   --------   ------------    --------------    ------------

Net Loss                                             --         --             --          (228,046)       (228,046)
                                              ---------   --------   ------------    --------------    ------------

Balance at December 31, 2005                  5,000,000   $    500   $ 17,220,535    $     (252,811)   $ 16,968,224
                                              =========   ========   ============    ==============    ============

              The accompanying notes should be read in conjunction
                         with the financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                            Statements of Cash Flows

                                                                                                          For the period
                                                                                    For the period          from March
                                                                                      from March             30, 2004
                                                               For the year            30, 2004           (inception) to
                                                                   ended            (inception) to         December 31,
                                                               December 31,          December 31,              2005
                                                                   2005                  2004              (cumulative)
                                                             ----------------      ----------------      ----------------
Cash flow from operating activities
    Net loss                                                 $       (228,046)     $        (24,765)     $       (252,811)
    Adjustment to reconcile net loss to net cash used in
      operating activities:
    Deferred taxes                                                   (169,414)                   --              (169,414)
    Changes in operating assets and liabilities:
    Decrease (increase) in prepaid expenses                             7,333                (7,333)                   --
    (Decrease) increase in accrued expenses                           (15,542)               96,945                81,403
    Increase in income and capital taxes payable                      221,797                    --               221,797
    Increase in deferred interest                                     111,645                22,725               134,370
    Accrued interest on treasury bill                                (562,545)             (109,764)             (672,309)
                                                             ----------------      ----------------      ----------------

Net cash used in operating activities                                (634,772)              (22,192)             (656,964)
                                                             ----------------      ----------------      ----------------
Cash flows from investing activities
    Purchases of treasury bills held in trust                     (83,210,179)          (20,399,494)         (103,609,673)
    Proceeds on sales of treasury bills held in trust              83,210,000                    --            83,210,000
    Money market funds held in trust                                    4,222                (4,426)                 (204)
                                                             ----------------      ----------------      ----------------

Net cash provided by (used in) investing activities                     4,043           (20,403,920)          (20,399,877)
                                                             ----------------      ----------------      ----------------

Cash flows from financing activities
    Proceeds from notes payable, stockholders                              --                35,000                35,000
    Proceeds from sale of common stock                                     --                25,000                25,000
    Repayment of notes payable, stockholders                               --               (35,000)              (35,000)
    Gross proceeds from public offering                                    --            24,000,000            24,000,000
    Payment of costs of public offering                                    --            (2,726,105)           (2,726,105)
    Proceeds from issuance of option                                       --                   100                   100
                                                             ----------------      ----------------      ----------------

Net cash provided by financing activities                                  --            21,298,995            21,298,995
                                                             ----------------      ----------------      ----------------

Net (decrease) increase in Cash                                      (630,729)              872,883               242,154

Cash at beginning of period                                           872,883                    --                    --
                                                             ----------------      ----------------      ----------------

Cash at end of period                                        $        242,154      $        872,883      $        242,154
                                                             ================      ================      ================

              The accompanying notes should be read in conjunction
                         with the financial statements.

                      China Mineral Acquisition Corporation
                      (A Corporation in Development Stage)

                          Notes to Financial Statements

1. Organization, Business Operations and Significant Accounting Policies

China Mineral Acquisition Corporation (the "Company") was incorporated in Delaware on March 30, 2004 as a blank check company whose objective is to acquire an operating business having its primary operations in the People's Republic of China.

The registration statement for the Company's initial public offering ("Offering") was declared effective August 24, 2004. The Company consummated the offering on August 30, 2004 and received net proceeds of approximately $21,274,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $20,400,000 of the net proceeds was placed in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. Substantially all of this amount has been invested in Treasury Bills. The Treasury Bills have been accounted for as a trading security, which is recorded at its market value of approximately $21,072,000 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income on the accompanying statement of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On February 23, 2006, the Company entered into a Memorandum of Understanding with Ivanhoe Energy Inc ("Ivanhoe") and its subsidiary, Sunwing Energy Ltd. ("Sunwing"), relating to a proposed Business Combination with Sunwing, the Chinese oil and gas exploration and production subsidiary of Ivanhoe. The Company will acquire Sunwing in an all stock transaction with Ivanhoe becoming the owner of approximately 75-80% of the Company's common stock. The purchase price is subject to customary working capital and long term debt adjustments. In addition to approval of the Company's stockholders, the transaction is subject to other customary conditions, including definitive documentation, satisfactory due diligence and obtaining required consents. The Company has until August 30, 2006 to consummate the Business Combination with Sunwing or it will be forced to liquidate as described further below.

The Company, after signing a definitive agreement for the merger with Sunwing, will submit such transaction for stockholder approval. All of the Company's stockholders prior to the Offering, which are all of officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. In the event that Public Stockholders owning a majority of the shares sold in the offering vote against the Business Combination or Public Stockholders owning 20% or more of the outstanding stock, seek conversion of their shares, the Business Combination will not be consummated.

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying December 31, 2005 balance sheet and 19.99% of the related interest has been recorded as deferred interest.

The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination by February 28, 2006 (18 months from the date of the consummation of the Offering), or August 30, 2006 (24 months from the consummation of the Offering) if certain extension criteria have been satisfied. The extension criteria was met which extended the date of a mandatory liquidation to August 30, 2006, as described in the first part of Note 1. As discussed above, such extension criteria have been satisfied, however, there is no assurance that the Company will be able to successfully effect a Business Combination by August 30, 2006. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 8,000,000 outstanding warrants, issued in connection with the initial public offering described in
Note 2 has not been considered in the diluted net loss per share since the warrants are contingently exercisable. The effect of the 300,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured (FDIC) limits. The Company has not experienced any losses on these accounts.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

3. Taxes Payable

Components of the provision for income taxes are as follows:

                                                      Period ended December 31,
                                                     ---------------------------
Current:                                                2005              2004
                                                     ----------       ----------
Federal                                              $  169,414       $       --
State and local                                          98,541               --

Deferred:
Federal                                                (169,414)              --
State and local                                              --               --
                                                     ----------       ----------

Total provision for income taxes                     $   98,541       $       --
                                                     ==========       ==========

The Company's effective tax rate of 0% differs from the statutory Federal tax rate principally due to the following:

                                                     Period ended December 31,
                                                   ----------------------------
                                                        2005            2004
                                                   -------------    -----------
Statutory Federal rate                                  (34.0)%           (34)%
State and City income taxes                             (11.8)            (11)
Increase in valuation allowance                         124.0              45
Other                                                    (2.1)             --
                                                   -------------    -----------
                                                         76.1%              0%
                                                   =============    ===========

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

                                                       December 31, 2005
            Asset:
            Interest Income deferred for
              reporting purposes                       $          61,542
            Expenses deferred for income
              tax purposes                                       279,708
                                                       -----------------

            Total deferred tax asset                             341,250
            Valuation allowance                                 (171,836)
                                                       -----------------

            Total deferred tax asset                   $         169,414
                                                       =================

The Company has recorded a valuation allowance against its State deferred tax asset and portions of its Federal deferred tax asset for amounts it has not determined will more likely than not be recovered.

4. Notes Payable, Stockholders

The Company issued an aggregate of $35,000 unsecured promissory notes to three stockholders on April 22, 2004. The notes bore interest at a rate of 4% per year. The notes were paid from the proceeds of the Offering on October 9, 2004. Interest expense for the year ended December 31, 2005 and the period from inception to December 31, 2004 amounted to $0 and $619, respectively.

5. Commitments

In January 2005, the Company entered into agreements with three unaffiliated parties to assist it with, among other things, identifying and selecting qualified target business candidates. The first of these parties was entitled to a monthly retainer of $15,000 and, under certain circumstances, a finder's fee in the amount of 1% of the acquisition value of a qualified business combination. This agreement terminated in July 2005. Included in the Statements of Operations for the year ended December 31, 2005 was $90,000 relating to this agreement. The second of these parties is entitled to a monthly retainer of $10,000 per month, plus costs and expenses, and a success fee of 2% of the acquisition value of a qualified business combination. Included in the Statements of Operations for the year ended December 31, 2005 was approximately $150,000 relating to this agreement. This agreement expired in January 2006. An extension of two months was signed for the purpose of assisting in due diligence with regards to the merger with Sunwing. The third of these parties is not entitled to any monthly retainer fees, but will be entitled to a finder's fee of 1.8% should the Company consummate a business combination with an entity introduced to it by this party. This agreement expires on January 10, 2007.

In April 2005, the Company entered into an agreement with an unaffiliated party to assist it in identifying and selecting a qualified target business. The Company agreed to pay a one-time $50,000 fee, which is reflected in the Statements of Operations for the year ended December 31, 2005. This party is not entitled to any finder's fee or success fee should the Company consummate a business combination with a target business referred to it by this party. The agreement with this party terminates in April 2006.

6. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2005, no shares of preferred stock are outstanding.

7. Common Stock

At December 31, 2005, 8,900,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the underwriter's unit purchase option.