Form 10QSB
period 2006-03-31
China Mineral Acquisition CORP
filed 2006-05-16
CIK 1288633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period ______ to ______

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES |X| No |_|

      There were 5,000,000 shares of the Company's common stock, par value $0.001 per share, outstanding as of May 12, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART I -  FINANCIAL INFORMATION................................................2

          Item 1.  Financial Statements........................................2

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation...................................................9

          Item 3.  Controls and Procedures....................................11

PART II - OTHER INFORMATION...................................................11

          Item 1.  Legal Proceedings..........................................11

          Item 2.  Unregistered Sales of Equity Securities and Use
                   of Proceeds................................................11

          Item 3.  Defaults Upon Senior Securities............................11

          Item 4.  Submission of Matters To a Vote of Security Holders........11

          Item 5.  Other Information..........................................11

          Item 6.  Exhibits...................................................11

PART I: FINANCIAL INFORMATION

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                             Condensed Balance Sheet

                                                                      March
                                                                     31, 2006      December 31,
                                                                    (Unaudited)        2005
                                                                   ------------    ------------
ASSETS

     Current Assets:

     Cash                                                          $    151,396    $    242,154

     Investments held in trust                                       21,286,408      21,072,186
                                                                   ------------    ------------

     Total current assets                                            21,437,804      21,314,340

     Deferred tax assets                                                207,490         169,414
                                                                   ------------    ------------

     Total Assets                                                  $ 21,645,294    $ 21,483,754
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accrued expenses                                              $    114,958    $     81,403

     Income and capital taxes payable                                   308,918         221,797

     Deferred interest                                                  177,193         134,370
                                                                   ------------    ------------

     Total current liabilities                                          601,069         437,570
                                                                   ------------    ------------
     Common stock subject to possible conversion to cash,
        799,600 shares at conversion value                            4,077,960       4,077,960
                                                                   ------------    ------------
        Commitments and contingency

Stockholders' Equity

     Preferred stock, $.0001 par value,
        Authorized 1,000,000 shares, none issued                           --              --

     Common stock, $.001 par value,
        Authorized, 20,000,000 shares
        Issued and outstanding, 5,000,000 shares (which includes
        799,600 shares subject to conversion)                               500             500

     Additional paid in capital                                      17,220,535      17,220,535

     Deficit accumulated during the development stage                  (254,770)       (252,811)
                                                                   ------------    ------------

         Total stockholders' equity                                  16,966,265      16,968,224
                                                                   ------------    ------------

         Total liabilities and stockholders' equity                $ 21,645,294    $ 21,483,754
                                                                   ============    ============

      See accompanying notes to unaudited condensed financial statements.

                      China Mineral Acquisition Corporation
                    (a corporation in the development stage)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                           For Period
                                                         from March 30,          Three Months Ended
                                                        2004 (inception)   ------------------------------
                                                          to March 31,
                                                              2006         March 31, 2006  March 31, 2005
                                                        ---------------    --------------  --------------
Capital based taxes                                     $        77,105    $        5,625  $      23,090

Other formation and operating costs                              45,260             1,440          1,498

Consulting and other professional fees                          426,167            47,964         84,089

Legal and accounting fees                                       135,427            34,018         35,863

Travel                                                          114,945            18,390         19,207
                                                        ---------------    --------------  -------------

Operating loss                                                 (798,904)         (107,437)      (163,747)

Interest expenses                                                  (619)               --             --

Interest income                                                 709,215           171,399         57,867
                                                        ---------------    --------------  -------------

Net income (loss) before taxes                                  (90,308)           63,962       (105,880)

Provision for income taxes                                      164,462            65,921             --
                                                        ---------------    --------------  -------------

Net (loss)                                              $      (254,770)   $       (1,959) $    (105,880)
                                                        ===============    ==============  =============

Weighted average number of shares - basic and diluted         4,266,573         5,000,000      5,000,000
                                                        ===============    ==============  =============

Net loss per share - basic and diluted                  $         (0.06)   $        (0.00) $       (0.02)
                                                        ===============    ==============  =============

       See accompanying notes to unaudited condensed financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                  Condensed Statements of Stockholders' Equity
        For the period from March 30, 2004 (inception) to March 31, 2006


                                                                                     Deficits
                                                                                   accumulated
                                                                      Addition      during the
                                                                       paid-in      development     Stockholders'
                                          Common Stock Shares          capital         stage             Equity
                                      ---------------------------   ------------    ------------    ------------
Balance March 30, 2004 (inception)            --     $       --     $       --      $       --      $       --

Common shares issued April 22, 2004
   at $.0333 per share                     750,000             75         24,900            --            24,975

Common shares issued April 22, 2004
   at $.0001 per share                     250,000             25           --              --                25

Sale of 4,000,000 shares, net of
   underwriters' discount and
   offering expenses (includes
   799,600 shares subject to
   possible conversion)                  4,000,000            400     21,273,495            --        21,273,895

Proceeds subject to possible
   conversion                                 --             --       (4,077,960)           --        (4,077,960)

Proceeds from issuance of option              --             --              100            --               100

Net loss                                      --             --             --           (24,765)        (24,765)
                                      ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2004             5,000,000            500     17,220,535         (24,765)     17,196,270

Net loss                                      --             --             --          (228,046)       (228,046)
                                      ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2005             5,000,000            500     17,220,535        (252,811)     16,968,224
unaudited:

Net income                                      --             --             --          (1,959)         (1,959)
                                      ------------   ------------   ------------    ------------    ------------

Balance at March 31, 2006                5,000,000   $        500   $ 17,220,535    $   (254,770)   $ 16,966,265
                                      ------------   ------------   ------------    ------------    ------------

            See accompanying notes to unaudited financial statements.

                      China Mineral Acquisition Corporation
                    (A Corporation in the Development Stage)
                        Condensed Statement of Cash Flows
                  March 30, 2004 (inception) to March 31, 2006
                                   (Unaudited)

                                                            For the period from       Three months ended
                                                               March 30, 2004     ------------------------------
                                                               (inception) to       March 31,        March 31,
                                                               March 31, 2006         2006             2005
                                                            -------------------   -------------    -------------
Cash flows from operating activities
    Net loss                                                $         (254,770)   $      (1,959)   $    (105,880)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Deferred taxes                                                    (207,490)         (38,076)            --
    Increase (decrease) in prepaid expenses                               --               --              2,750
    Increase in accrued expenses                                       114,958           33,555           25,776
    Increase in tax payable                                            308,918           87,121
    Increase in deferred interest                                      177,193           42,823           14,458
    Interest earned on investment held in trust                       (886,271)        (213,962)         (76,244)
                                                            -------------------   -------------    -------------

Net cash used in operating activities                                 (747,462)         (90,498)        (139,140)
                                                            -------------------   -------------    -------------

Cash flows from investing activities
    Purchases of treasury bills held in trust                     (124,795,936)     (21,186,263)     (20,578,909)
    Proceeds on disposal of treasury bill held in trust            104,396,000       21,186,000       20,579,000
    Money market funds held in trust                                      (201)               3            3,829
                                                            -------------------   -------------    -------------

Net cash provided by (used in) investing activities                (20,400,137)            (260)           3,920
                                                            -------------------   -------------    -------------

Cash flows from financing activities
    Proceeds from note payable, stockholder                             35,000             --               --
    Proceeds from sales of common stock                                 25,000             --               --
    Repayment of note payable, stockholder                             (35,000)            --               --
    Gross proceeds of public offering                               24,000,000             --               --
    Payment of costs of public offering                             (2,726,105)            --               --
    Proceeds from issuance of option                                       100             --               --
                                                            -------------------   -------------    -------------
Net cash provided by financing activities                           21,298,995             --               --
                                                            -------------------   -------------    -------------
Net increase (decrease) in cash                             $          151,396    $     (90,758)   $    (135,220)
                                                            -------------------   -------------    -------------

Cash at beginning of period                                               --            242,154          872,883
                                                            -------------------   -------------    -------------

Cash at end of period                                       $          151,396    $     151,396    $     737,663
                                                            ==================    =============    =============

       See accompanying notes to unaudited condensed financial statements.

                      China Mineral Acquisition Corporation
                      (A Corporation in Development Stage)
                   Notes to the Unaudited Financial Statements

1.       Basis of Presentation

         The financial statements at March 31, 2006, for the three months ended March 31, 2006 and March 31, 2005 and for the period from March 30, 2004 (inception) to March 31, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Mineral Acquisition Corporation (the "Company") as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and March 31, 2005, and for the period from March 30, 2004 (inception) to March 31, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

         The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The December 31, 2005 balance sheet has been derived from the audited financial statements.

2.       Organization And Business Operations

         The Company was incorporated on March 30, 2004 as a blank check company whose objective is to acquire a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals. The registration statement for the Company's initial public offering (the "Offering") was declared effective August 24, 2004. The Company consummated the Offering on August 30, 2004 and received net proceeds of approximately $21,274,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a company with its primary operations in the People's Republic of China that is engaged in the mining of minerals (a "Business Combination"). An amount of $20,400,000 of the net proceeds of the Offering was placed in an interest-bearing trust account (the "Trust Fund") until the earlier of the (i) consummation of the Company's first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. Substantially all of this amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, and is recorded at its market value. The investments held in trust, including money market funds of approximately $600, amounted to approximately $21,286,000 at March 31, 2006. The excess of market value over cost, exclusive of the deferred interest described below, are included in interest income in the accompanying statement of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

         The Company, after having signed a definitive agreement for the merger with Sunwing on May 12, 2006, will submit such transaction for stockholder approval. All of the Company's stockholders prior to the Offering, which are all of officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. In the event that Public Stockholders owning a majority of the shares sold in the offering vote against the Business Combination or Public Stockholders owning 20% or more of the outstanding stock, seek conversion of their shares, the Business Combination will not be consummated.

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

         Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 8,000,000 outstanding warrants, issued in connection with the initial public offering described in Note 2 has not been considered in the diluted net loss per share since the warrants are contingently exercisable. The effect of the 300,000 units included in the underwriters purchase option, as described in Note 2, along with the 600,000 warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on the Company's financial condition or results of operations.

         Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements

3.       Initial Public Offering

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including our statements regarding factors increases in sales and marketing expenditures, commitment of resources, and reduction in operating costs and the possible further reduction of personnel and suspension of salary increases and capital expenditures. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including our good faith assumptions being incorrect, our business expenses being greater than anticipated due to competitive factors or unanticipated development or sales costs; revenues not resulting in the manner anticipated due to a continued slow down in technology spending, particularly in the telecommunications market; our failure to generate investor interest or to sell certain of our assets or business segments. The forward-looking statements may also be impacted by the additional risks faced by us as described in this Report and in our filings with the Securities and Exchange Commission (the "SEC"). All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Plan of Operation

         We had a net loss of $ 1,959 for the three months ended March 31, 2006 as compared to a net loss of $105,880 for the three months ended March 31, 2005. The decrease in net income was the result of a decrease in operating expenses in connection with consulting fees related to the search for a potential target business. For the three months ended March 31, 2006, we incurred $ 18,390 of travel expenses, $ 34,018 for legal and accounting fees and $ 47,964 for consulting and other professional fees, $5,625 of capital based taxes and other operating costs of $ 1,440 and income taxes of $ 65,921 offset by interest income on the Trust Fund investment of $ 171,399 as compared to the same period in 2004 when we incurred $ 19,207 of travel expenses, $ 35,863 for legal and accounting fees and $ 84,089 for consulting and other professional fees, $ 23,090 of capital based taxes and other operating costs of $ 1,498, offset by interest income on the Trust Fund investment of $ 57,867.

         Net loss of $ 254,770 for the period from March 30, 2004 (inception) to March 31, 2006 consisted of $114,945 of travel expenses, $77,105 of capital based taxes, $135,427 for legal and accounting fees and $426,167 for consulting and other professional fees, other formation and operating costs of $45,260, interest expense of $619 and income taxes of $ 164,462 offset by interest income on the Trust Fund investment of $709,215.

         We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. As of March 31, 2006, we have $151,396 available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to structure, negotiate and consummate the business combination with Ivanhoe/Sunwing in as contemplated by the MOU. It is anticipated that our capital stock will be used in whole or in part as consideration to effect the business combination with Ivanhoe/Sunwing, and the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. As of March 31, 2006, we had approximately $151,000 in cash. We anticipate that the costs required to consummate the acquisition with Ivanhoe/Sunwing will greatly exceed our available cash, and that we will not be able to do so without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses). We expect these expenses would ultimately be borne by the combined company if the proposed Ivanhoe/Sunwing acquisition is completed. If it is not, they would be subject to the indemnification obligations to the Company of all of our current officers and directors. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the trust fund, which could ultimately deplete the trust fund and reduce the stockholder's current pro rata portion of the trust account upon liquidation. See "Risk Factors - Because some of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S.
court judgments against them in the PRC."

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

Item 3.  Controls and Procedures.

         We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

         Not applicable.

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

                               CHINA MINERAL ACQUISITION CORPORATION
                               (Registrant)


Date:  May 16, 2006            By: /s/ Simon Mu
                                   -----------------------------
                                   Name:  Simon Mu
                                   Title: President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  May 16, 2006            By: /s/ Bing Zhao
                                   -----------------------------
                                   Name:  Bing Zhao
                                   Title: Chief Financial Officer
                                          (Principal Financial Officer)


13