Form 10QSB
period 2006-06-30
China Mineral Acquisition CORP
filed 2006-08-14
CIK 1288633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number 000-50833

______________________

CHINA MINERAL ACQUISITION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0938259
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

210 East 85th Street, Suite 16, New York, New York 10028
(Address of Principal Executive Offices)

(646) 240-8377
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 5,000,000 shares of the Company’s common stock, par value $0.001 per share, outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I -   FINANCIAL INFORMATION

Item 1.  Financial Statements.
China Mineral Acquisition Corporation
(a corporation in the development stage)
Condensed Balance Sheet

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS

Current Assets:

Cash	$76,803	$242,154

Investments held in trust	21,533,712	21,072,186

Total current assets	21,610,515	21,314,340

Deferred tax assets	296,614	169,414

Total Assets	$21,907,129	$21,483,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accrued expenses	$179,839	$81,403

Income and capital taxes payable	404,207	221,797

Deferred interest	226,629	134,370

Total current liabilities	810,675	437,570

Common stock subject to possible conversion to cash, 799,600 shares at conversion value	4,077,960	4,077,960
Commitments

Stockholders’ Equity

Preferred stock, $.0001 par value, Authorized 1,000,000 shares, none issued	-	-

Common stock, $.001 par value, Authorized, 20,000,000 shares Issued and outstanding, 5,000,000 shares (which includes 799,600 shares subject to conversion)	500	500

Additional paid in capital	17,220,535	17,220,535

Deficit accumulated during the development stage	(202,541)	(252,811)

Total stockholders’ equity	17,018,494	16,968,224

Total liabilities and stockholders’ equity	$21,907,129	$21,483,754

See accompanying notes to unaudited condensed financial statements.

China Mineral Acquisition Corporation
(a corporation in the development stage)
Condensed Statements of Operations
(Unaudited)

		Six Months Ended		Three Months Ended
	For the period from March 30, 2004 (inception) to June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Capital based taxes	$82,730	$11,250	$46,180	$5,625	$23,090
Other formation and operating costs	48,753	4,933	13,716	3,493	12,218
Consulting and other professional fees	449,777	71,574	240,528	23,610	156,439
Legal and accounting fees	217,931	116,522	40,863	82,504	5,000
Other expenses	7,650	7,650		7,650
Travel	126,623	30,068	44,237	11,678	25,030
Operating loss	(950,929)	(241,997)	(385,524)	(134,560)	(221,777)
Interest expense	(619)	-	-	-	-
Interest income	907,083	369,267	167,732	197,868	109,865
Net income (loss) before taxes	(43,832)	127,270	(217,792)	63,308	(111,912)
Provision for income taxes	175,541	77,000		11,079
Net income (loss)	$(202,541)	$50,270	$(217,792)	$52,229	$111,912
Weighted average number of shares - basic and diluted	4,350,000	5,000,000	5,000,000	5,000,000	5,000,000
Net earnings (loss) per share - basic and diluted	$(0.05)	$0.01	$(0.04)	$0.01	$(0.02)

See accompanying notes to unaudited condensed financial statements.

China Mineral Acquisition Corporation
(A Corporation in the Development Stage)
Condensed Statements of Stockholders’ Equity (unaudited)
For the period from March 30, 2004 (inception) to June 30, 2006

	Common Stock		Additional paid-in capital	Deficit accumulated during the development stage	Stockholders’ Equity
	Shares	Amount
Balance March 30, 2004 (inception)	-	$-	$-	$-	$-
Common shares issued April 22, 2004 at $.0333 per share	750,000	75	24,900	-	24,975
Common shares issued April 22, 2004 at $.0001 per share	250,000	25	-	-	25
Sale of 4,000,000 shares, net of underwriters’ discount and offering expenses (includes 799,600 shares subject to possible conversion)	4,000,000	400	21,273,495	-	21,273,895
Proceeds subject to possible conversion	-	-	(4,077,960)	-	(4,077,960)
Proceeds from issuance of option	-	-	100	-	100
Net loss	-	-	-	(24,765)	(24,765)
Balance at December 31, 2004	5,000,000	500	17,220,535	(24,765)	17,196,270
Net Loss	-	-	-	(228,046)	(228,046)
Balance at December 31, 2005	5,000,000	$500	$17,220,535	$(252,811)	$16,968,224
Net income	-	-	-	50,270	50,270
Balance at June 30, 2006	5,000,000	$500	$17,220,535	$(202,541)	$17,018,494

See accompanying notes to unaudited condensed financial statements.

China Mineral Acquisition Corporation
(A Corporation in the Development Stage)
Condensed Statement of Cash Flows (unaudited)
March 30, 2004 (inception) to June 30, 2006

		Six Months Ended
	For the period from March 30, 2004 (inception) to June 30, 2006	June 30, 2006	June 30, 2005

Cash flows from operating activities
Net income (loss)	$(202,541)	$50,270	$(217,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	(296,614)	(127,200)
Increase (decrease) in prepaid expenses	-	-	5,500
Increase in accrued expenses	179,839	98,436	101,639
Increase in tax payable	404,207	182,410	-
Increase in deferred interest	226,629	92,259	41,907
Interest earned on investment held in trust	(1,134,095)	(461,786)	(213,530)

Net cash used in operating activities	(822,575)	(165,611)	(282,276)

Cash flows from investing activities
Purchases of treasury bills held in trust	(167,719,335)	(64,109,662)	(41,293,409)
Proceeds on disposal of treasury bill held in trust	147,320,000	64,110,000	41,293,000
Money market funds held in trust	(282)	(78)	4,300

Net cash provided by (used in) investing activities	(20,399,617)	260	3,891

Cash flows from financing activities
Proceeds from note payable, stockholder	35,000	-	-
Proceeds from sales of common stock	25,000	-	-
Repayment of note payable, stockholder	(35,000)	-	-
Gross proceeds of public offering	24,000,000	-	-
Payment of costs of public offering	(2,726,105)	-	-
Proceeds from issuance of option	100	-	-

Net cash provided by financing activities	21,298,995	-	-

Net increase (decrease) in cash	76,803	(165,351)	(278,385)

Cash at beginning of period	-	242,154	872,883

Cash at end of period	$76,803	$76,803	$594,498

See accompanying notes to unaudited condensed financial statements.

China Mineral Acquisition Corporation
(A Corporation in Development Stage)
Notes to the Unaudited Financial Statements
Three Months and Six Months Ended June 30, 2006 and 2005

1. Basis of Presentation

The condensed financial statements at June 30, 2006, for the three months and six months ended June 30, 2006 and June 30, 2005 and for the period from March 30, 2004 (inception) to June 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Mineral Acquisition Corporation (the “Company”) as of June 30, 2006 and the results of its operations and its cash flows for the three months and six months ended June 30, 2006 and June 30, 2005, and for the period from March 30, 2004 (inception) to June 30, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

The Company has filed a preliminary joint proxy statement/prospectus with respect to the proposed Ivanhoe/Sunwing transaction with the U.S. Securities and Exchange Commission, which continues to be under review by the Commission and revision by the Company. Since it has become clear that the Company will not be able to complete the proposed transaction by August 30, 2006, the Company on August 10th submitted to stockholders proposals to extend the date before which China Mineral must complete a Business Combination from August 30, 2006 to March 31, 2007, and take related action. These proposals are to be considered and voted upon at a special meeting of stockholders to be held on August 28, 2006. The Company’s proxy material relating to such proposals and meeting have been mailed to its stockholders of record at July 19, 2006, the record date for the special meeting, and are available on the Commission’s website at www.sec.gov.

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Fund) has been classified as common stock subject to possible redemption in the accompanying June 30, 2006 balance sheet and 19.99% of the related interest has been recorded as deferred interest.

The Company's Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination by February 28, 2006 (18 months from the date of the consummation of the Offering), or August 30, 2006 (24 months from the consummation of the Offering) if certain extension criteria have been satisfied. The extension criteria which extended the date of a mandatory liquidation to August 30, 2006 were met, as described above. There is, however, no assurance that the Company will be able to successfully effect a Business Combination by August 30, 2006, or that the Company’s stockholders will approve the extension of such period to March 31, 2007 at the special meeting referred to above. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 8,000,000 outstanding warrants, issued in connection with the initial public offering described in Note 3 has not been considered in the diluted net loss per share since the warrants are contingently exercisable. The effect of the 300,000 units included in the underwriters purchase option, as described in Note 3, along with the 600,000 warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the option was less than the exercise price during the period.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on the Company's financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Initial Public Offering

On August 30, 2004, the Company sold 4,000,000 units (“Units”) in the Offering. Each Unit consists of one share of the Company’s common stock, par value $.0001 per share (the “Common Stock”), and two redeemable common stock purchase warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 per share commencing the later of the completion of a Business Combination with a target business or August 24, 2005. The Warrants expire on August 24, 2009. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 300,000 Units at an exercise price of $7.50 per Unit. The warrants underlying such Units are exercisable at $6.65 per share.

4. Consulting Contracts

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

In April 2005, the Company entered into an agreement with an unaffiliated party to assist it in identifying and selecting a qualified target business. The Company agreed to pay a one-time $50,000 fee, which is reflected in the Statements of Operations for the year ended December 31, 2005. This party is not entitled to any finder's fee or success fee should the Company consummate a business combination with a target business referred to it by this party. The agreement with this party terminated in April 2006.

5. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2006, no shares of preferred stock are outstanding.

6. Common Stock

At June 30, 2006, 8,900,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Business Overview

We were formed on March 30, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company with its primary operations in the People’s Republic of China that is engaged in the mining of minerals. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

Plan of Operation

We had a net income of $ 52,229 for the three months ended June 30, 2006 as compared to a net loss of $111,912 for the three months ended June 30, 2005. The increase in net income was the result of a decrease in operating expenses in connection with consulting fees related to the search for a potential target business. For the three months ended June 30, 2006, we incurred $ 11,678 of travel expenses, $ 82,504 for legal and accounting fees and $ 23,610 for consulting and other professional fees, $7,650 for other expense, $5,625 of capital based taxes and other operating costs of $ 3,493 and income taxes of $ 11,079 offset by interest income on the Trust Fund investment of $ 197,868 as compared to the same period in 2005 when we incurred $ 25,030 of travel expenses, $ 5,000 for legal and accounting fees and $ 156,439 for consulting and other professional fees, $ 23,090 of capital based taxes and other operating costs of $ 12,218, offset by interest income on the Trust Fund investment of $ 109,865.

We had a net income of $ 50,270 for the six months ended June 30, 2006 as compared to a net loss of $ 217,792 for the six months ended June 30, 2005. The increase in net income was the result of a decrease in operating expenses in connection with consulting fees related to the search for a potential target business. For the six months ended June 30, 2006, we incurred $ 30,068 of travel expenses, $ 116,522 for legal and accounting fees and $ 71,574 for consulting and other professional fees, $7,650 for other expense, $11,250 of capital based taxes and other operating costs of $ 4,933 and income taxes of $ 77,000 offset by interest income on the Trust Fund investment of $ 369,267 as compared to the same period in 2005 when we incurred $ 44,237 of travel expenses, $ 40,863 for legal and accounting fees and $ 240,528 for consulting and other professional fees, $ 46,180 of capital based taxes and other operating costs of $ 13,716, offset by interest income on the Trust Fund investment of $ 167,732.

Net loss of $ 202,541 for the period from March 30, 2004 (inception) to June 30, 2006 consisted of $126,623 of travel expenses, $82,730 of capital based taxes, $217,931 for legal and accounting fees, $7,650 for other expense and $449,777 for consulting and other professional fees, other formation and operating costs of $48,753, interest expense of $619 and income taxes of $ 175,541 offset by interest income on the Trust Fund investment of $907,083.

We consummated our initial public offering on August 30, 2004. Gross proceeds from our initial public offering were $24,000,000. We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $926,000 was paid or will be paid for costs and expenses related to the offering, including $480,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,274,000, of which approximately $20,400,000 was deposited into the trust fund. As of June 30, 2006, we have $76,803 available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to structure, negotiate and consummate the business combination with Ivanhoe/Sunwing in as contemplated by the MOU. It is anticipated that our capital stock will be used in whole or in part as consideration to effect the business combination with Ivanhoe/Sunwing, and the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. As of June 30, 2006, we had $76,803 in cash. We anticipate that the costs required to consummate the acquisition with Ivanhoe/Sunwing will greatly exceed our available cash, and that we will not be able to do so without receiving additional funds and/or reaching agreements with our professional service providers to defer their fees and expenses (in addition to those fees and expenses that are included in accrued expenses). We expect these expenses would ultimately be borne by the combined company if the proposed Ivanhoe/Sunwing acquisition is completed. If it is not, they would be subject to the indemnification obligations to the Company of all of our current officers and directors. If these obligations are not performed or are inadequate, it is possible that vendors or service providers could seek to recover these expenses from the trust fund, which could ultimately deplete the trust fund and reduce the stockholder's current pro rata portion of the trust account upon liquidation.

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

Item 3.  Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

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

Item 4.  Submission of Matters To a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

As disclosed in the proxy material for the Company’s upcoming special meeting of stockholders to be held August 28th, the Company has recently borrowed $100,000 from three of its directors to fund partially expenses incurred in connection with the proposed Sunwing acquisition.

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

CHINA MINERAL ACQUISITION CORPORATION
(Registrant)
Date: August 14, 2006	By: /s/ Simon Mu Name: Simon Mu Title: President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2006	By: /s/ Bing Zhao Name: Bing Zhao Title: Chief Financial Officer (Principal Financial Officer)